Form 10-K
period 2026-03-31
21Shares Polkadot ETF
filed 2026-06-29
CIK 2054247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

Commission File Number 001-43181

21Shares Polkadot ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-6490872
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

158 W. 27th Street

New York, New York 10001

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interest of 21Shares Polkadot ETF	TDOT	The Nasdaq Stock Market LLC

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of September 30, 2025, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s shares began trading on the Nasdaq Stock Market LLC on March 6, 2026.

The registrant had 750,000 outstanding shares as of June 22, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report on Form 10-K that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares Polkadot ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report on Form 10-K, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after April 5, 2012, unless the Securities and Exchange Commission (“SEC”) determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) the last day of the fiscal year during which the Trust has a total of $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K), (iii) its issuing more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

 i

PART I

Item 1. Business

DESCRIPTION OF THE TRUST

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) that trade on the Nasdaq Stock Market LLC (the “Exchange”) under the ticker symbol “TDOT”. The Trust’s investment objective is to seek to track the performance of DOT tokens, the native token of the Polkadot Network (“DOT”), as measured by the performance of the CME CF Polkadot — Dollar Reference Rate — New York Variant (the “Pricing Benchmark”), as adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s DOT, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. The Pricing Benchmark is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”). The Pricing Benchmark is designed to track the performance of DOT in U.S. dollars. The Shares of the Trust are valued daily based on the Pricing Benchmark. In seeking to achieve its investment objective, the Trust will hold DOT. The Sponsor is the sponsor of the Trust and CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Bank of New York Mellon serves as the Trust’s Administrator, Transfer Agent, and Cash Custodian. Coinbase Custody Trust Company, LLC (the “Coinbase Custodian”) and BitGo Bank & Trust, N.A. (the “BitGo Custodian” and together with the Coinbase Custodian, the “DOT Custodians”) are the DOT Custodians for the Trust and hold all the Trust’s DOT on the Trust’s behalf.

The Trust does not purchase or sell DOT other than in connection with the creation and redemption of Shares or to pay certain expenses, which are facilitated by Coinbase, Inc. (the “Prime Broker”), or any other prime brokers with whom the Trust contracts.

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), and is not required to register under such act. The Trust does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act, as amended (“CEA”). The Trust is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor under the CEA in connection with the Shares. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust.

The Sponsor maintains a website at www.21shares.com/en-us, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge after they have been filed or furnished to the SEC. The information on the Sponsor’s website is not, and shall not be deemed to be, part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

organization

The Trust is a Delaware statutory trust, formed on October 29, 2024 pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust was initially registered with the name of Jura Pentium Trust 3. The Trust changed its name from Jura Pentium Trust 3 to 21Shares Polkadot Trust on December 19, 2024. The Trust changed its name from 21Shares Polkadot Trust to 21Shares Polkadot ETF on September 16, 2025. The Trust continuously issues Shares that may be purchased and sold on the Exchange. The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021.

Web 3.0 Technologies Foundation, a Swiss Stiftung (the “Purchaser”), entered into a subscription agreement to purchase from the Trust 600,000 Shares (adjusted for a reverse share split of 4-for-1 which became effective on March 4, 2026), representing fractional undivided beneficial interests in the net assets of the Trust, for an aggregate purchase price in an amount equivalent to $52,631,796 in DOT.

On March 5, 2026, 21Shares US LLC (in such capacity, the “Initial Seed Creation Investor”), purchased initial seed creation baskets comprising 20,000 Shares (the “Initial Seed Creation Baskets”) at a price of $18.48 per Share. Total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $369,671. Delivery of the Initial Seed Creation Baskets was made on March 5, 2026. The proceeds of the sale were used by the Trust to purchase DOT immediately prior to the listing of the Shares on the Exchange.

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to digital assets. There can be no assurance that the Trust will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Trust is successful in achieving its intended scale may be impacted by a range of factors, such as the Trust’s timing in entering the market and its fee structure relative to those of competitive products.

The Trust has no fixed termination date.

The fiscal year-end of the Trust is March 31.

DESCRIPTION OF THE SHARES

Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. Upon redemption of the Shares, the applicable Authorized Participant is paid solely out of the funds and property of the Trust. All Shares are transferable, fully paid and non-assessable. The assets of the Trust consist primarily of DOT held by the DOT Custodians on behalf of the Trust and cash. Creation Baskets are redeemed by the Trust in exchange for an amount of DOT or cash equal to the amount of DOT represented by the aggregate number of Shares redeemed.

The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the DOT held by the Trust. The DOT held by the Trust will only be sold (1) on an as-needed basis to pay the Trust’s expenses and to meet redemption requests, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of DOT by the Trust is a taxable event to its shareholders (the “Shareholders”).

Except in limited circumstances, Shareholders have no voting rights under the Trust Agreement.

The Sponsor may terminate the Trust in its sole discretion. The Sponsor will give written notice of the termination of the Trust, specifying the date of termination, to Shareholders of the Trust, at least 30 days prior to the termination of the Trust. The Sponsor will, within a reasonable time after such termination, sell all the Trust’s DOT not already distributed to Authorized Participants redeeming Creation Baskets, if any, in such a manner to effectuate orderly sales. The Sponsor shall not be liable for or responsible in any way for depreciation or loss incurred by reason of any sale or sales made in accordance with the provisions of the Trust Agreement. The Sponsor may suspend its sales of the Trust’s DOT upon the occurrence of unusual or unforeseen circumstances.

Investment Objective

The Trust’s investment objective is to seek to track the performance of DOT, as measured by the Pricing Benchmark, as adjusted for the Trust’s expenses and other liabilities and to reflect rewards from staking a portion of the Trust’s DOT, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. In seeking to achieve its investment objective, the Trust holds DOT and values its Shares daily as of 4:00 p.m. ET based on the Pricing Benchmark.

Principal Market and Fair Value Determination of DOT

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each day other than a day when the Exchange is closed for regular trading (a “Business Day”) and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator will calculate the price of the DOT held by the Trust as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the Principal Market NAV and Principal Market NAV per Share on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of DOT is determined using the fair value of DOT based on the price in the DOT market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Pricing Benchmark.

NAV and NAV per Share are not measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are not intended as a substitute for Principal Market and Principal Market NAV per Share, respectively.

The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 determines fair value to be the price that would be received for DOT in a current sale, which assumes an exit price resulting from an orderly transaction between market participants on the measurement date. ASC 820-10 requires the assumption that DOT is sold in its principal market to market participants (or in the absence of a principal market, the most advantageous market).

The cost basis of the investment in DOT recorded by the Trust for financial reporting purposes is the fair value of DOT at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Fees, Expenses and Realized Gain (Loss)

The Trust pays the unitary sponsor fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor Fee accrues daily and is payable in DOT weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.30% annualized rate to the Trust’s NAV, and the amount of DOT payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Sponsor, Staking Services Providers and DOT Custodians are expected to receive 26.5% of the staking rewards, with the remainder expected to be distributed directly to Shareholders. The Trust intends to pay cash distributions to Shareholders at least quarterly.

As partial consideration for receipt of the Sponsor Fee, the Sponsor assumes and pays all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including (i) the fee payable to the marketing agent for services it provides to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the DOT Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. There is currently no predetermined cap on the aggregate amount of Sponsor-paid Expenses. Should the Trust implement a predetermined cap on aggregate Sponsor-paid Expenses, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable.

The Sponsor does not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses (as defined below), including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the DOT Custodians, Administrator or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses are subject to a cap of not more than $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be redesignated as an Additional Trust Expense.

After the payment of the Sponsor Fee to the Sponsor, the Sponsor may elect to convert some or all of the Sponsor Fee into cash by selling this DOT at market prices, in the Sponsor’s sole discretion. Due to the variance in market prices for DOT, the rate at which the Sponsor converts DOT to cash may differ from the rate at which the Sponsor Fee was initially paid in DOT.

The DOT Custodians assume the transfer fees associated with the transfer of DOT to the Sponsor with respect to the Sponsor Fee, and any further expenses associated with such transfer are assumed by the Sponsor.

The Trust shall not be responsible for any fees and expenses associated with the transfer of DOT to pay the Sponsor Fee and Additional Trust Expenses, including any fees and expenses incurred by the Sponsor to convert DOT received in payment of the Sponsor Fee into cash.

Pursuant to the Trust Agreement, the Sponsor or its delegates direct the DOT Custodians to transfer DOT from the Trust’s “cold storage” or similarly secure technology (the “Cold Vault Balance”) as needed to pay the Sponsor Fee and Additional Trust Expenses, if any. The Sponsor or its delegates endeavors to transfer the smallest amount of DOT needed to pay applicable expenses. The Sponsor, in arranging for payment of Additional Trust Expenses, may in its discretion direct that the Trust’s DOT be exchanged for U.S. Dollars. Under such circumstances, the Trust will not utilize the DOT Custodians to arrange for the sale of the Trust’s DOT to pay the Trust’s expenses and liabilities. Rather, the Sponsor will arrange for the Prime Broker, an affiliate of the DOT Custodians, or another third-party digital asset trading platform to exchange the Trust’s DOT for U.S. dollars in such a situation.

Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in blocks consisting of 10,000 Shares or multiples thereof on the NAV of the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a “DOT Counterparty”), to (i) purchase the amount of DOT equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting DOT amount in the Trust’s accounts with the DOT Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by the Authorized Participant’s designee of, DOT to the Trust’s accounts with a DOT Custodian in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Sponsor, on behalf of the Trust will direct a DOT Custodian to transfer DOT to a DOT Counterparty, who will sell the DOT to be executed, in the Sponsor’s reasonable efforts, at the Pricing Benchmark price used to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through a DOT Custodian, will deliver DOT to the Authorized Participant or its designee in exchange for Shares.

Service Providers of the Trust

The sponsor

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange. The Sponsor does not exercise day-to-day oversight over the Trustee, the DOT Custodians, or the Benchmark Provider. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis.

The Sponsor is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). At present, the primary business activities of 21co Holdings Limited and FalconX are, with respect to 21co Holdings Limited, providing exchange traded products and technology services in the digital asset space through its subsidiaries and, with respect to FalconX, providing comprehensive access to global digital asset liquidity and a full range of trading services (including through its affiliates).

21Shares AG (collectively with its affiliates, the “21Shares Group”), an affiliate of the Sponsor, has considerable experience issuing and operating exchange-traded products that provide exposure to digital assets, operating such exchange-traded products since 2018. The Sponsor utilizes a similar management team that the 21Shares Group has used in issuing and operating these exchange-traded products. As of March 31, 2026, the 21Shares Group oversees approximately $5.46 billion in assets under management and 75 digital asset-related exchange-traded products across various jurisdictions. Additionally, since May 2026, the Sponsor serves as sub-adviser to 7 investment companies registered under the 1940 Act.

The Sponsor is not under any liability to the Trust, the Trustee or any Shareholder for any action taken or for refraining from the taking of any action in good faith pursuant to the Trust Agreement, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any DOT or other assets held in trust hereunder; provided, however, that this provision will not protect the Sponsor against any liability to which it would otherwise be subject by reason of its own gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other Person for any matters arising hereunder. The Sponsor will in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for herein. The Trust will not incur the cost of that portion of any insurance which insures any party against any liability, the indemnification of which is herein prohibited.

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) are indemnified by the Trust against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims arising out of or in connection with the performance of its obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement, provided that (i) the Sponsor was acting on behalf of, or performing services for, the Trust and has determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of fraud, gross negligence, bad faith, willful misconduct, or a material breach of this Trust Agreement on the part of the Sponsor and (ii) any such indemnification will be recoverable only from the Trust Estate. Any amounts payable to a Sponsor Indemnified Party under the Trust Agreement may be payable in advance or will be secured by a lien on the Trust. The Sponsor will not be under any obligation to appear in, prosecute or defend any legal action that in its opinion may involve it in any expense or liability; provided, however, that the Sponsor may, in its discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and the rights and duties of the parties hereto and the interests of the Shareholders and, in such event, the legal expenses and costs of any such action will be expenses and costs of the Trust and the Sponsor will be entitled to be reimbursed therefor by the Trust. The obligations of the Trust to indemnify the Sponsor Indemnified Parties will survive the termination of the Trust Agreement.

the trustee

The Trustee, CSC Delaware Trust Company, a Delaware trust company, acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the DSTA. The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

As further discussed in the Trust Agreement, the Trustee is not liable for the acts or omissions of the Sponsor, nor is the Trustee liable for supervising or monitoring the performance and the duties and obligations of the Sponsor or the Trust under the Trust Agreement. The Trustee is not personally liable under any circumstances, except for its own willful misconduct, bad faith or gross negligence.

The Trustee or any officer, affiliate, director, employee, or agent of the Trustee (each, an “Indemnified Person”) is entitled to indemnification from the Sponsor or the Trust, to the fullest extent permitted by law, from and against any and all losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under State or federal securities laws) of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted against such Indemnified Persons with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated in the Trust Agreement; provided, however, that the Sponsor and the Trust are not required to indemnify any Indemnified Person for any Expenses that are a result of the willful misconduct, bad faith or gross negligence of such Indemnified Person.

The obligations of the Sponsor and the Trust to indemnify the Indemnified Persons will survive the termination of the Trust Agreement.

the administrator

The Sponsor entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, to provide administration and accounting services to the Trust. Pursuant to the terms of the Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor. Prior to Shares being listed on the Exchange on March 6, 2026, NAV Consulting, Inc. served as the Trust’s Administrator.

THE Transfer AGENT

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Trust.

the DOT Custodians

Coinbase Custody Trust Company, LLC serves as the Coinbase Custodian and BitGo Bank & Trust, N.A. serves as the BitGo Custodian. The DOT Custodians hold all of the Trust’s DOT on the Trust’s behalf.

The DOT Custodians keep custody of all the Trust’s DOT, other than which is maintained in the Trading Balance with the Prime Broker, in the Cold Vault Balance. The DOT Custodians keep a substantial portion of the private keys associated with the Trust’s DOT in “cold storage” or similarly secure technology.

Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private key(s) corresponding to the Trust’s DOT is (are) generated and stored in an offline manner. Private keys are generated in offline computers that are not connected to the internet so that they are resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked. While the DOT Custodians will generally keep a substantial portion of the Trust’s DOT in cold storage on an ongoing basis, it is possible that, from time to time, portions of the Trust’s DOT will be held outside of cold storage temporarily in the Trading Balance maintained by the Prime Broker as part of trade facilitation in connection with creations and redemptions of Baskets, to sell DOT including to pay Trust expenses, or to pay the Sponsor Fee, as necessary. The Trust’s DOT held in the Cold Vault Balance by the DOT Custodians are held in segregated wallets and therefore are not commingled with the DOT Custodians’ assets or the assets of each such DOT Custodian’s other customers.

Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the public key and private keys on a storage device or printed medium and deleting the keys from all computers. The DOT Custodians may receive deposits of DOT but may not send DOT without use of the corresponding private keys. To send DOT when the private keys are kept in cold storage, unsigned transactions must be physically transferred to the offline cold storage facility and signed using a software/hardware utility with the corresponding offline keys. At that point, the DOT Custodians can upload the fully signed transaction to an online network and transfer the DOT. Such private keys are stored in cold storage facilities within the United States and Europe, exact locations of which are not disclosed for security reasons. A limited number of employees at the DOT Custodians are involved in private key management operations, and the DOT Custodians have each represented that no single individual has access to full private keys.

The DOT Custodians’ internal audit team performs periodic internal audits over custody operations, and the DOT Custodians have represented that Systems and Organizational Control (“SOC”) attestations covering private key management controls are also performed on the DOT Custodians by an external provider.

The DOT Custodians maintain a commercial crime insurance policy, which is intended to cover the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the DOT Custodians is shared among all the DOT Custodians’ customers, is not specific to the Trust or to customers holding DOT with the DOT Custodians and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

DOT held in the Trust’s account with the DOT Custodians is the property of the Trust. The Trust, the Sponsor and the service providers will not loan or pledge the Trust’s assets, including staked assets, nor will the Trust’s assets, including staked assets, serve as collateral for any loan or similar arrangement. The Trust will not utilize leverage, derivatives, or any similar arrangements in seeking to meet its investment objective.

In the event of a fork, the Custodial Services Agreements provide that the DOT Custodians may temporarily suspend services, and may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the DOT Custodians shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Custodial Services Agreements provide that, other than as set forth therein, and provided that the DOT Custodians shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event, the DOT Custodians shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the Polkadot Network or an unsupported branch of a forked protocol and, accordingly, the Trust acknowledges and assumes the risk of the same. The Custodial Services Agreements further provide that, unless specifically communicated by the relevant DOT Custodian and its affiliates through a written public statement on their website, such DOT Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with DOT.

Under the Trust Agreement, the Sponsor has the right, in its sole discretion, to determine what action to take in connection with the Trust’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency, and the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, as determined by the Sponsor in the Sponsor’s sole discretion, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by this Trust Agreement.

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Under the Custodial Services Agreements, the DOT Custodians’ liability is limited. With respect to the Custodial Services Agreement entered into with the Coinbase Custodian (the “Coinbase Custody Agreement”), the Coinbase Custodian’s liability is as follows, among others: (i) the Coinbase Custodian’s aggregate liability with respect to any breach of its obligations under the Coinbase Custody Agreement shall not exceed the aggregate amount of fees paid by the Trust to the Coinbase Custodian in respect of services relating to custody, trade execution, lending or post-trade credit (if applicable), and other services (collectively, the “Prime Broker Services”) in the 12 months prior to the event giving rise to such liability; (ii) the Coinbase Custodian’s aggregate liability under the Coinbase Custody Agreement shall not exceed the greater of (A) the aggregate fees paid by the Trust to the Coinbase Custodian in respect of the custodial services in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the supported DOT on deposit in the Trust’s custodial account(s) giving rise to the Coinbase Custodian’s liability at the time of the event giving rise to the Coinbase Custodian’s liability; (iii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew of or should have known of the possibility thereof; and (v) in no event shall the Coinbase Custodian or its affiliates have any liability to the Trust or any third party with respect to any breach of its obligations under the Coinbase Custody Agreement, express or implied, which does not result solely from its gross negligence, fraud or willful misconduct. Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s DOT or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

With respect to the Custodial Services Agreement entered into with the BitGo Custodian (the “BitGo Custody Agreement”), the BitGo Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

The DOT Custodians are not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the DOT Custodians. Under the Custodial Services Agreements, except in the case of their gross negligence, fraud, willful misconduct, breach of the BitGo Custody Agreement in the case of the BitGo Custodian, the DOT Custodians shall not have any liability for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Trust’s computer or other equipment, or any phishing, spoofing or other attack.

The DOT Custodians may terminate the Custodial Services Agreements for any reason upon providing the applicable notice to the Trust, or immediately for Cause (as defined in the applicable Custodial Services Agreement), including, among others, if the Trust: materially breaches the Prime Broker Agreement and such breach remains uncured, or undergoes a bankruptcy event.

The Trust’s Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust generally does not intend to hold cash or cash equivalents. However, there may be situations where the Trust will unexpectedly hold cash on a temporary basis, including in connection with the settlement of creation and redemption transactions. The Trust’s cash and cash equivalents will be held at its account at the Cash Custodian, pursuant to the Cash Custody Agreement.

The Sponsor may, in its sole discretion, add or terminate DOT custodians at any time. The Sponsor may, in its sole discretion, change the DOT Custodians for the Trust’s DOT holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such DOT Custodians. Should the Sponsor choose to add or terminate a DOT Custodian, the Trust will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports, and, in any case, within four business days of such termination or addition.

THE STAKING SERVICES PROVIDERS

Coinbase Crypto Services, LLC (“Coinbase Crypto”) and Figment Inc., an Ontario corporation (“Figment” and together with Coinbase Crypto, the “Staking Services Providers”), serve as the Staking Services Providers.

sTAKING OF THE TRUST’S ASSETS

The Trust’s staking model aims to maximize the portion of the Trust’s DOT available for staking while controlling for liquidity and redemption risks. The model determines an optimal utilization rate by balancing expected yield against potential costs (including borrowing costs during redemptions, assuming we have access to suitable credit).

The Staking Services Providers exercise no discretion as to the amount of the Trust’s DOT to be staked or the timing of the Staking Activities. While the Trust may stake a maximum of 100% of its DOT holdings, the amount of DOT that remains unstaked is determined based on the Trust’s Utilization Rate analysis, and accordingly may vary from time to time. Based on Utilization Rate analysis applied to historical data, the Trust generally intends to stake between 40% and 95% of the DOT it holds, although the amount of DOT that is staked may be lesser or greater from time to time. The precise percentage to be staked will be based on the estimated liquidity needs of the Trust and other factors, as determined by the Sponsor. In determining how to stake the DOT held by the Trust, and how much DOT to stake, the Trust’s model operates on the following key parameters:

●	Unbonding period: The number of days required for unbonding staked assets as dictated by the Polkadot Network protocol;

●	ETF Historical redemption patterns: The historical percentages of cumulative drawdowns in redemptions during the bonding period for US listed ETFs and other similar instruments listed abroad;

●	Size of the Trust & Concentration: A trust with a high concentration of shareholders may have a higher percentage risk of redemption compared to a trust that has a diversified shareholder base and a large number of assets under management;

●	Staking Services Provider performance: The model takes into account the performance, reliability, and reputation of staking services providers. This includes adherence to certain minimum operating standards, including monitoring their uptime, and slashing history; and

●	Market conditions monitoring: The model tracks market conditions, like regime shifts in momentum/liquidity, conditions of heightened demand or supply, network events and protocol changes, and staking services provider risks.

The Sponsor makes available on its website the current percentage of the Trust’s DOT being staked on a daily basis.

The rewards owed or paid to the DOT Custodians as compensation for the Staking Services Providers reduce the amount of DOT rewards that are generated from the Staking Activities that are available in the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards (the “Staking Provider Consideration”). The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards or indirectly through the DOT Custodians’ own accounts. While operating as a private trust, the Trust paid 15% of the Trust’s staking rewards to the Sponsor. Following the listing of the Shares on the Exchange, the Sponsor, Staking Services Providers and DOT Custodians are expected to receive 26.5% of the staking rewards, with the remainder expected to be distributed directly to Shareholders. The Trust intends to pay cash distributions to Shareholders at least quarterly.

The Trust intends to pay cash distributions at least quarterly to Shareholders to distribute staking rewards earned by the Trust. Quarterly distributions are intended to represent all staking rewards accrued during the quarter. These rewards accrue in DOT, and at quarter-end, the Trust intends to sell an equivalent amount of DOT to fund the cash dividend distribution. The Trust expects to fund the distribution solely from liquid (unbonded) DOT held by the Trust. The amount of any distribution, if any, will depend on the staking rewards actually earned by the Trust during each quarter and cannot be predicted with certainty. The amount of staking rewards earned will vary based on factors including, but not limited to, the amount of DOT held by the Trust, the percentage of the Trust’s DOT that is staked, network staking participation rates, protocol reward rates on the Polkadot Network, and network conditions. Accordingly, there can be no assurance as to the amount of distributions that will be paid in any quarter, and it is possible that no distributions will be paid in a given quarter if insufficient staking rewards are earned.

The Sponsor has entered into a staking services agreement with Coinbase Crypto (the “Coinbase Crypto Agreement”). Pursuant to that agreement, Coinbase Crypto will provide the Sponsor with certain services, including the following, on any network protocol and/or blockchain that is supported by Coinbase:

(i)	staking, validating, generating or approving blocks of transactions to be added to a particular blockchain, helping to secure the network or otherwise engaging with or participating on the supported network;

(ii)	support for eligible changes, improvements, extensions or other new versions thereof on the network; and

(iii)	development, upgrades, migration, integration, testing, conversion, monitoring, maintenance, consulting, or other services and deliverables.

The Coinbase Crypto Agreement has an initial term of two years, which automatically renews at the end of such a period. The Trust may, from time to time, and at any time, engage additional staking providers besides Coinbase Crypto or Figment. The percentage of rewards to be paid to each such staking provider may vary and may be more or less than the amount paid by us to Coinbase Crypto or Figment. Rewards from staking are shared, distributed and added to the assets of the Trust periodically. Specifically, staking rewards that accrue to the Trust on or before the calculation of the Trust’s end-of-day NAV are added to the assets of the Trust, irrespective of whether the staked DOT has been unbonded at such time. The Trust will distribute its staking rewards directly to Shareholders, and intends to pay cash distributions to Shareholders at least quarterly.

The Sponsor entered into a staking services agreement with Figment (the “Figment Agreement”), pursuant to which Figment will engage in staking in a manner reasonably intended to generate rewards and provide reports to the Trust showing the calculation of any rewards payable by the Polkadot Network to the Trust in connection with staking by Figment. The term of the Figment Agreement commenced on May 4, 2026 and continues in effect until terminated in accordance with its terms.

Under the Figment Agreement, each of Figment and the Trust must indemnify the other party and its affiliates and their respective representatives from all damages, excluding slashing penalties (other than those arising from or attributable to Figment’s gross negligence, fraud or willful misconduct) and missed rewards incurred by the indemnified party in connection with any actual or threatened third-party claim arising from or in connection with (i) the indemnifying party’s breach of the Figment Agreement or (ii) where the indemnifying party is the Trust, any breach of any provision owing to the Trust’s clients and/or otherwise involving a client of the Trust, that is made in connection with the Figment Agreement, and is not materially attributable to, or grounded in any act or omission by, Figment. Except for a party’s indemnification obligations as described above, neither party’s aggregate liability for damages to the other party or any other person will exceed the service fees collected by Figment under the Figment Agreement during the six months prior to the initial event giving rise to the damages (the “Global Cap”). For slashing penalties, Figment’s aggregate liability is limited to the service fees collected by Figment under the Figment Agreement during the six months prior to the initial slashing penalty (the “Slashing Cap”). The Slashing Cap and Global Cap will not apply to any slashing penalties arising from or attributable to Figment’s gross negligence, fraud or willful misconduct. For missed rewards, Figment’s aggregate liability is limited to the service fees collected by Figment under the Figment Agreement during the three months prior to the initial missed rewards event (the “Missed Rewards Cap”). The Slashing Cap and the Missed Rewards Cap are included in, and not in addition to, the Global Cap, and the Global Cap, Slashing Cap, and Missed Rewards Cap are each cumulative for the duration of the term of the Figment Agreement and not per event.

the prime broker

Pursuant to the Prime Broker Agreement, a portion of the Trust’s DOT holdings and cash holdings from time to time may be held with the Prime Broker, an affiliate of one of the DOT Custodians, in the Trading Balance, in connection with the creation and redemption of Shares via cash transactions or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee. The amount of DOT that may be held in the Trading Balance is limited to the amount necessary to process a given creation or redemption transaction, as applicable, or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee.

The Sponsor may, in its sole discretion, add or terminate prime brokers at any time. The Sponsor may, in its sole discretion, change the prime broker for the Trust, but it will have no obligation whatsoever to do so or to seek any terms for the Trust from other such prime brokers.

These periodic holdings held in the Trading Balance with the Prime Broker represent an omnibus claim on the Prime Broker’s DOT held on behalf of clients; these holdings exist across a combination of omnibus hot wallets, omnibus cold wallets or in accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell DOT on behalf of clients (each such venue, a “Connected Trading Venue”). The Prime Broker is not required to hold any of the DOT in the Trust’s Trading Balance in cold storage or to hold any such DOT in segregation, and neither the Trust nor the Sponsor can control the method by which the Prime Broker holds the DOT credited to the Trust’s Trading Balance. Within the Trust’s Trading Balance, the Prime Broker Agreement provides that the Trust does not have an identifiable claim to any particular DOT (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the DOT (and cash) the Prime Broker holds on behalf of customers who hold similar entitlements against the Prime Broker. In this way, the Trust’s Trading Balance represents an omnibus claim on the Prime Broker’s DOT (and cash) held on behalf of the Prime Broker’s customers.

Within such omnibus hot and cold wallets and accounts, the Prime Broker has represented to the Sponsor that it keeps the majority of assets in cold wallets, to promote security, while the balance of assets is kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Prime Broker does not disclose to the Sponsor, the percentage of DOT that the Prime Broker holds for customers holding similar entitlements as the Trust which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Broker’s name on a trading venue. The Prime Broker has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Broker attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

The Prime Broker is not required by the Prime Broker Agreement to hold any of the DOT in the Trust’s Trading Balance in cold storage or to hold any such DOT in segregation, and neither the Trust nor the Sponsor can control the method by which the Prime Broker holds the DOT credited to the Trust’s Trading Balance.

To the extent the Trust sells DOT through the Prime Broker, the Trust’s orders will be executed at Connected Trading Venues that have been approved in accordance with the Prime Broker’s due diligence and risk assessment process. The Prime Broker has represented that its due diligence on Connected Trading Venues includes reviews conducted by the legal, compliance, security, privacy and finance and credit-risk teams. The Connected Trading Venues, which are subject to change from time to time, currently include Bitstamp, LMAX, Kraken, the exchange operated by the Prime Broker, as well as four additional non-bank market makers (“NBMMs”). The Prime Broker has represented to the Trust that it is unable to name the NBMMs due to confidentiality restrictions.

Pursuant to the Prime Broker Agreement, the Trust may engage in purchases or sales of DOT by placing orders with the Prime Broker. The Prime Broker will route orders placed by the Sponsor through the Prime Broker’s execution platform (the “Trading Platform”) to a Connected Trading Venue where the order will be executed. Each order placed by the Sponsor will be sent, processed, and settled at each Connected Trading Venue to which it is routed. The Prime Broker Agreement provides that the Prime Broker is subject to certain conflicts of interest, including: (i) the Trust’s orders may be routed to the Prime Broker’s own execution venue where the Trust’s orders may be executed against other customers of the Prime Broker or with Coinbase Inc. acting as principal, (ii) the beneficial identity of the counterparty purchaser or seller with respect to the Trust’s orders may be unknown and therefore may inadvertently be another client of the Prime Broker, (iii) the Prime Broker does not engage in front-running, but is aware of the Trust’s orders or imminent orders and may execute a trade for its own inventory (or the account of an affiliate) while in possession of that knowledge and (iv) the Prime Broker may act in a principal capacity with respect to certain orders. As a result of these and other conflicts, when acting as principal, the Prime Broker may have an incentive to favor its own interests and the interests of its affiliates over the Trust’s interests.

Subject to the foregoing, and to certain policies and procedures that the Prime Broker Agreement requires the Prime Broker to have in place to mitigate conflicts of interest when executing the Trust’s orders, the Prime Broker Agreement provides that the Prime Broker shall have no liability, obligation, or responsibility whatsoever for the selection or performance of any Connected Trading Venue, and that other Connected Trading Venues and/or trading venues not used by Coinbase may offer better prices and/or lower costs than the Connected Trading Venue used to execute the Trust’s orders.

Once the Sponsor, on behalf of the Trust, places an order to purchase or sell DOT on the Trading Platform in connection with the creation or redemption of Shares via a cash transaction, the associated DOT or cash used to fund or fill the order, if any, will be placed on hold and will generally not be eligible for other use or withdrawal from the Trust’s Trading Balance. The Cold Vault Balance may be used directly to fund orders. With each Connected Trading Venue, the Prime Broker shall establish an account in the Prime Broker’s name, or in its name for the benefit of clients, to trade on behalf of its clients, including the Trust, and the Trust will not, by virtue of the Trading Balance the Trust maintains with the Prime Broker, have a direct legal relationship, or account with, any Connected Trading Venue.

The Prime Broker may terminate the Prime Broker Agreement in its entirety for any reason and without Cause (as defined below) by providing at least ninety (90) days’ prior written notice to the Trust. The Trust may terminate the Prime Broker Agreement in its entirety for any reason and without Cause by providing at least 30 (thirty) days’ prior written notice to the Prime Broker; provided, however, the Trust’s termination of the Prime Broker Agreement shall not be effective until the Trust has fully satisfied its obligations under the Prime Broker Agreement.

The Prime Broker and the DOT Custodians may, in their sole discretion, suspend, restrict or terminate the Trust’s prime broker services, including by suspending, restricting or closing any account of the Trust covered under the Prime Broker Agreement for Cause, at any time and with prior notice to the Trust.

the cash Custodian

The Cash Custodian is The Bank of New York Mellon. The Cash Custodian’s services are governed under the Cash Custody Agreement between The Bank of New York Mellon and the Trust. In performing its duties under the Cash Custody Agreement, BNY Mellon is required to exercise the standard of care and diligence that a professional custodian for exchange-traded funds would observe in these affairs considering the prevailing rules, practices, procedures, and circumstances in the relevant market and to perform its duties without negligence, fraud, bad faith, willful misconduct, or reckless disregard of its duties under the Cash Custody Agreement. Under the Cash Custody Agreement, BNY Mellon is not liable for any losses, damages, costs, charges, expenses, or liabilities (including reasonable counsel fees and expenses) (collectively, “Losses”) except to the extent caused by BNY Mellon’s own bad faith, negligence, willful misconduct, or reckless disregard of its duties under the Cash Custody Agreement. The Trust will indemnify and hold harmless BNY Mellon from and against all Losses, incurred by BNY Mellon arising out of or relating to BNY Mellon’s performance under the Cash Custody Agreement, except to the extent resulting from BNY Mellon’s failure to perform its obligations under the Cash Custody Agreement in accordance with the agreement’s standard of care. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

the marketing agent

Foreside Global Services, LLC (the “Marketing Agent”) is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable SEC and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations.

authorized participants

Creation Baskets are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Baskets and for the delivery of the DOT required for such creations and redemptions. By executing an Authorized Participant Agreement, an Authorized Participant becomes part of the group of parties eligible to purchase Creation Baskets from, and put Creation Baskets for redemption to, the Trust. The Authorized Participant Agreement may provide for in-kind Basket creations and redemptions. An Authorized Participant is under no obligation to create or redeem Creation Baskets or to offer to the public Shares of any Creation Baskets it does create. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

Taxation of the trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes.

As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. If staking is treated for U.S. federal income tax purposes as a passive ministerial and administrative activity, it should be permissible for the Trust. To that end, on November 10, 2025, the U.S. Treasury Department and Internal Revenue Service (the “IRS”) issued a revenue procedure that provided a safe harbor for trusts that otherwise qualify as investment trusts and as grantor trusts to stake their digital assets without jeopardizing their tax status as investment trusts and grantor trusts for U.S. federal income tax purposes. The revenue procedure provides specific requirements that must be satisfied by a Trust in order to be eligible to rely on the safe harbor.

The Trust intends to operate so that it will qualify to be treated for U.S. federal income tax purposes as a grantor trust. In the opinion of Dechert LLP, although not free from doubt, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification).

Because the treatment of staking in a grantor trust, including interpretation of the requirements under the safe harbor, is still developing, there remains a risk of adverse regulatory or legal determinations that could affect the tax treatment of the Trust as a grantor trust or affect the Trust’s operations. The opinion of Dechert LLP is based on various assumptions and representations relating to the Trust’s organization, operation, assets, activities, and income, including that all such assumptions representations on which the opinion is based and all other factual information set forth in the relevant documents, records, and instruments are true and correct, that all actions described in this offering are completed in a timely fashion and that the Trust will at all times operate in accordance with the method of operation described in the Trust’s organizational documents and this offering.

The opinion of Dechert LLP is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions herein and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for U.S. federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders. Under such circumstances, the Trust might be classified as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. However, due to the uncertain treatment of digital asset for U.S. federal income tax purposes, there can be no assurance in this regard.

Item 1A. Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, and should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC, before making an investment decision regarding the Shares. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

Risks Associated with DOT and the Polkadot Network

The value of the Shares relates directly to the price of DOT, which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the DOT held by the Trust and fluctuations in the price of DOT could adversely affect the value of the Shares. The market price of DOT may be highly volatile, and subject to a number of factors, including:

●	an increase in the DOT supply that is publicly available for trading;

●	manipulative trading activity on digital asset trading platforms, which, in many cases, are largely unregulated or may not be complying with existing regulations;

●	the adoption of DOT as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Polkadot Network;

●	forks in the Relay Chain;

●	falling demand for DOT, or demand that does not keep pace with gradual unlocking of DOT;

●	delays or flaws in the execution of the Relay Chain expansion or adoption plans for DOT;

●	the failure of one or more of DOT’s strategic partnerships with one or more institutional players;

●	the failure of, or perceptions of risk or negative publicity around one or more of the protocols based on the Relay Chain or that make use of DOT;

●	investors’ expectations with respect to interest rates and rates of inflation experienced by fiat currencies or digital assets (including, in particular, DOT);

●	consumer preferences and perceptions of DOT specifically and digital assets generally;

●	fiat currency withdrawal and deposit policies on digital asset trading platforms;

●	the liquidity of digital asset trading platforms and any increase or decrease in trading volume on digital asset trading platforms;

●	investment and trading activities of large investors that invest directly or indirectly in DOT;

●	a “short squeeze” resulting from speculation on the price of DOT, if aggregate short exposure exceeds the number of Shares available for purchase;

●	a final determination that DOT is offered or sold as a security or changes in DOT’s status under the federal securities laws;

●	monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of DOT or the purchase of DOT on digital asset trading platforms;

●	global or regional political, economic or financial conditions, events and situations;

●	fees associated with processing a DOT transaction and the speed at which transactions are settled on the Polkadot Network;

●	interruptions in service from or closures or failures of major digital asset trading platforms;

●	decreased confidence in digital asset trading platforms due to the unregulated nature and lack of transparency surrounding the operations of digital asset trading platforms;

●	smart contracts are new and their ongoing development and operation may result in problems or be subject to errors or hacks;

●	increased competition from other digital assets or other forms of blockchain-based services; and

●	the Trust’s own acquisitions or dispositions of DOT, since there is no limit on the number of DOT that the Trust may acquire.

In addition, there is no assurance that DOT will maintain its value in the long or intermediate term. In the event that the price of DOT declines, the Sponsor expects the value of the Shares to decline proportionately. The value of DOT as represented by the Pricing Benchmark or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of DOT has resulted, and may continue to result, in speculation regarding future appreciation in the price of DOT, inflating and making the price of DOT more volatile. As a result, DOT may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Pricing Benchmark and could adversely affect the value of the Shares.

DOT is a relatively new technological innovation with a limited operating history.

DOT has a relatively limited history of existence and operations. There is a limited established performance record for the price of DOT and, in turn, a limited basis for evaluating an investment in DOT. Although past performance is not necessarily indicative of future results, if DOT had a more established history, such history might (or might not) provide investors with more information on which to evaluate an investment in the Trust.

Newly created DOT and their subsequent sale may cause the price of DOT to decline, which could negatively affect an investment in the Trust.

Newly created DOT are generated through a process referred to as “staking” which is when a Validator on the Polkadot Network acquires DOT and then pledges that DOT as collateral. This collateral is then put at risk in exchange for the Validator collecting rewards for services rendered to the Polkadot Network in the process of forming consensus and adding blocks to the Relay Chain. When the recipient makes newly minted DOT available for sale, there can be downward pressure on the price of DOT as the new supply is introduced into the DOT market.

DOT uses an issuance model that supplies rewards for the operation of the network. The current maximum number of DOT that can be issued is 2.1 billion. Inflation was designed to be 10% of the 1 billion DOT base in the first year, or 100 million DOT, but the inflation rate, as of December 2025, is approximately 7.3%. Of that, 85% of inflation is rewarded to Validators for performing their duties, while the remaining 15% goes to the treasury. Validator rewards are a function of the amount staked, with the remainder going to the treasury. Inflation is determined by the level of staking participation by Validators. If the inflation rate were to increase, the supply of DOT would increase. As a result, the higher inflation rate could put downward pressure on the price due to the increased supply of tokens. Conversely, a lower inflation rate would reduce the supply of tokens entering circulation, which could drive up demand and increase the price.

The prevailing level of transaction fees may adversely affect the usage of the Polkadot Network.

New DOT is created when DOT Validators use their stake on the Polkadot Network to participate in the consensus mechanism, which records and verifies every DOT transaction on the Polkadot Network. In return for their services, Validators are rewarded through receipt of a set amount of DOT. If transaction fees voluntarily paid by users are not sufficiently high or if transaction fees increase to the point of being prohibitively expensive for users, Validators may not have an adequate incentive to continue validating. Further, if the price of DOT or the reward for validating new blocks is not sufficiently high to incentivize Validators, Validators may cease participating in the consensus mechanism. Validators ceasing operations or participation in the consensus mechanism would reduce the collective processing power on the Polkadot Network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain) and make the Polkadot Network more vulnerable to malicious actors obtaining sufficient control to alter the blockchain and hinder transactions. Any reduction in confidence in the confirmation process or processing power of the Polkadot Network may adversely affect the Trust’s investments in DOT.

The amount of new DOT earned by staking may be adjusted. If the Validator rewards are too low, Validators may not be incentivized to expend processing power to validate transactions and confirmations of transactions on the blockchain could be temporarily slowed. A reduction in the processing power expended by Validators on Polkadot Network could reduce infrastructure security, reduce confidence in the Polkadot Network, or expose the Polkadot Network to a malicious actor or botnet obtaining a majority of processing power on the Polkadot Network. Decreased demand for DOT or reduced security on the Polkadot Network may adversely impact an investment in the Shares.

The significant holdings of DOT by early stakeholders could have an adverse effect on the market price of DOT.

If early stakeholders hold a large portion of the DOT supply, it could lead to concerns about centralization. Despite escrow mechanisms that gradually release DOT into the market, early stakeholders could still retain control over a significant portion of DOT, which can impact market dynamics if large amounts are sold. The concentration of DOT in the hands of early stakeholders could affect the market’s confidence in DOT as a decentralized asset.

A determination that DOT or any other digital asset is offered or sold as a “security” may adversely affect the price of DOT and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset, including DOT, may be considered to be offered or sold as a “security” under U.S. federal securities laws. The tests for determining whether a particular digital asset is offered or sold as a “security” are complex and difficult to apply, and the outcome is difficult to predict. Staff of the SEC’s Division of Corporation Finance have released a statement on February 27, 2025 indicating that transactions in certain “memecoins” do not involve the offer and sale of securities under the federal securities laws. That statement represents the views of the staff of the Division of Corporation Finance and is not a rule, regulation, guidance, or statement of the SEC. That statement has no legal force or effect, and it is possible that the SEC could in future disagree with it, or take a different view. The SEC or another regulator or one or more federal courts may disagree with the view that DOT is a memecoin and that transactions in DOT should not be subject to the federal securities laws. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not offered or sold as securities.

On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against digital asset trading platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities, although at least one or more of these actions has since been withdrawn or dismissed following a joint stipulation between the SEC and the entities allegedly operating an exchange. SEC and other government or regulatory enforcement actions have led, and may in the future lead, to further volatility in digital asset prices.

Whether a digital asset is offered or sold as a security under the U.S. federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the 1940 Act. Digital assets do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is offered or sold as a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the “Howey” and “Reves” tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as being offered or sold as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

The SEC staff recently provided general guidance indicating that many crypto assets are not securities under the Howey test for investment contracts. Such guidance, however, notes that although a crypto asset may not be a security in itself, the asset may nevertheless be offered and sold as part of an investment contract, and may therefore form part of a security. Accordingly, it is possible that the SEC, a state securities regulator, or a federal or state court could find that DOT (including the DOT held by the Trust) was offered and sold as part of an investment contract, and was therefore a security at the time of such sale. It is also unclear what, if any weight, the SEC’s guidance would be given by a federal or state court deciding the question of whether DOT is a security, or was offered and sold as part of a security.

If the Sponsor determines that DOT is offered or sold as a security under the U.S. federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that DOT is offered or sold as a security, the Sponsor does not intend to permit the Trust to continue holding DOT in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the 1940 Act).

Any enforcement action by the SEC or a state securities regulator asserting that DOT is offered or sold as a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading price of DOT, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined to be offered or sold as a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is offered or sold as a security by the SEC or another regulatory authority may have similar effects.

If DOT is found by a court or other regulatory body to be offered or sold as a security, the Trust could be considered an unregistered “investment company” under the 1940 Act, which could necessitate the Trust’s liquidation under the terms of the Trust Agreement. Furthermore, the Trust could be considered to be engaged in a distribution (i.e., a public offering) of unregistered securities in violation of Section 5 of the Securities Act, which could impose significant civil and criminal liability on the Trust. There is no guarantee that a court or regulatory body will agree with the Trust’s assessment that DOT is not offered or sold as a security.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. If the SEC or a federal court were to determine that DOT is offered or sold as a security, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that DOT is offered or sold as a security, the Trust itself may be terminated and, if practical, its assets liquidated.

In January 2025, the SEC’s acting Chairman Mark T. Uyeda announced the SEC Crypto Task Force. The task force has an objective of developing a comprehensive and clear regulatory framework for digital assets. Following the task force announcement, on January 23, 2025, President Trump issued an executive order titled “Executive Order on Strengthening American Leadership in Digital Financial Technology” that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and digital assets that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States. It is currently unknown how the actions or recommendations of the task force and this executive order or future governmental actions may impact the status of DOT or any other digital asset as being offered or sold as a “security” or how DOT or the Trust would be treated under any new or revised regulatory framework.

The trading prices of many digital assets, including DOT, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further decline in the trading prices of DOT, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including DOT, have experienced extreme volatility in recent periods and may continue to do so. Several factors may affect the price of DOT, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of DOT or the use of DOT as a form of payment. The issuance of DOT is determined by a computer code, not by a central bank, and prices can be extremely volatile. For instance, there were steep increases in the value of certain digital assets, including DOT, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for DOT. Based on averages calculated using historical trading prices from each of the Constituent Exchanges, during the 2021-2022 cycle, the price of DOT peaked at $54.64 and bottomed at $4.25, marking a drawdown of 92.22%. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout DOT’s history since the 2021-2022 cycle. For example, over the course of 2024, DOT prices continued to exhibit extreme volatility as the price of DOT peaked at $11.58 and bottomed at $3.69, marking a drawdown of 68.18%, and during the fourth quarter of 2024 and the first quarter of 2025, the price of DOT peaked at $11.19 and bottomed at $3.71, marking a drawdown of 66.89%. Further, during the period beginning April 1, 2025 and ending March 31, 2026, the price of DOT peaked at $5.29 and bottomed at $1.29, marking a drawdown of 75.61%.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”) one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO, who was found guilty of these criminal charges in November 2023. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including DOT, may continue to experience significant volatility or price declines, and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has been significant, including from, among others, the U.S. Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

Extreme volatility in the future, including further declines in the trading prices of DOT, could have a material adverse effect on the value of the Shares, and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of DOT.

Spot markets on which DOT trades are relatively new and largely unregulated.

Digital asset markets, including spot markets for DOT, are growing rapidly. The spot markets through which DOT and other digital assets trade are new and, in some cases, may be subject to but not comply with their relevant jurisdiction’s regulations. These markets are local, national and international and include a broadening range of digital assets and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of DOT for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring DOT from a personal account to a third party’s account.

Digital asset exchanges do not appear to be subject to, and may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions.

As a result, trading activity on or reported by these digital asset exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many spot markets lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the exchange and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of digital assets such as DOT on digital asset exchanges may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset exchanges or may not exist at all. As a result, the marketplace may lose confidence in, or may experience problems relating to, these venues.

No DOT exchange is immune from these risks. While the Trust itself does not buy or sell DOT on DOT spot markets, the closure or temporary shutdown of DOT exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Polkadot Network and can slow down the mass adoption of DOT. In addition, the Prime Broker may route orders through Connected Trading Venues and hold the Trust’s assets on Connected Trading Venues. Further, spot market failures or that of any other major component of the overall DOT ecosystem can have an adverse effect on DOT markets and the price of DOT and could therefore have a negative impact on the performance of the Trust.

Negative perception, a lack of stability in the DOT spot markets, manipulation of DOT spot markets by customers and/or the closure or temporary shutdown of such exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in DOT generally and result in greater volatility in the market price of DOT and the Shares of the Trust. Furthermore, the closure or temporary shutdown of a DOT spot market may impact the Trust’s ability to determine the value of its DOT holdings or for the Trust’s Authorized Participants to effectively arbitrage the Trust’s Shares.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of DOT and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including, financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the staff of the SEC’s Division of Trading and Markets stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot exchange-traded products; however, there is as yet no definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot DOT. Absent further regulatory clarity regarding whether and how registered broker-dealers can hold and deal in DOT under applicable broker-dealer financial responsibility and other rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for DOT may be unable to demonstrate compliance with such rules. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements are primarily the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants at present have the ability (either acting themselves or through their affiliates) to support in-kind creation and redemption activity.

Even with the SEC Staff’s recent statement clarifying that in-kind creations and redemptions are permitted, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences. Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trust’s ability to borrow DOT or cash as trade credit (the “Trade Credits”), which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Pricing Benchmark price used to determine the NAV. Even though the Authorized Participants are responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying DOT, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of DOT, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them to buy Shares at a price higher than the value of the underlying DOT held by the Trust or sell Shares at a price lower than the value of the underlying DOT held by the Trust, causing Shareholders to suffer losses.

To the knowledge of the Sponsor, exchange-traded products for spot-market commodities other than DOT, such as gold and silver, generally employ in-kind creations and redemptions with the underlying asset. The Sponsor believes that it is generally more efficient, and therefore less costly, for spot commodity exchange-traded products to utilize in-kind orders rather than cash orders, because there are fewer steps in the process and therefore there is less operational risk involved when an authorized participant can manage the buying and selling of the underlying asset itself, rather than depend on an unaffiliated party such as the issuer or sponsor of the exchange-traded product. As such, a spot commodity exchange-traded product that only employs cash creations and redemptions and does not permit in-kind creations and redemptions is a novel product that has not been tested, and could be impacted by any resulting operational inefficiencies.

Authorized Participants may act in the same or similar capacity for other competing products.

Authorized Participants play a critical role in supporting the U.S. spot DOT exchange-traded product ecosystem. Currently, the number of potential Authorized Participants willing and capable of serving as Authorized Participants to the Trust or other competing products is limited. Authorized Participants may act in the same or similar capacity for other competing products, including exchange-traded products offering exposure to the spot DOT market or other digital assets. The Trust is therefore subject to risks associated with these competing products utilizing the same Authorized Participants to support the trading activity of the Trust and liquidity in the Trust’s Shares.

To the extent Authorized Participants exit the business or otherwise become unable to process creation and/or redemption orders and no other Authorized Participants step forward to perform these services, Shares may trade at a material discount to NAV and possibly face delisting. To the extent that exchange-traded products offering exposure to the spot DOT market or other digital assets utilize substantially the same Authorized Participants, this industry concentration may have the effect of magnifying the risks associated with the Authorized Participants, as operational disruptions or adverse developments impacting the Authorized Participants may be felt on an industry-wide basis, which, in turn, may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same Authorized Participants and, more generally, exchange-traded products offering exposure to the spot DOT market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot DOT market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

Spot markets may be exposed to security breaches.

The nature of the assets held at DOT spot markets makes them appealing targets for hackers and a number of DOT spot markets have been victims of cybercrimes. Over the past several years, some digital asset exchanges have been closed due to security breaches. In many of these instances, the customers of such digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges. While, generally speaking, smaller digital asset exchanges are less likely to have the infrastructure and capitalization that make larger digital asset exchanges more stable, larger digital asset exchanges are more likely to be appealing targets for hackers and malware.

For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset exchanges could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other exchanges from around $795 on February 6, 2014, to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoin worth around $78 million were stolen from Bitfinex, a large digital asset exchange. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, the Financial Crimes Enforcement Network (“FinCEN”) assessed a $110 million fine against BTC-E, a now defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset exchanges, Binance, was hacked, resulting in losses of approximately $40 million. On February 21, 2025, Bybit, a digital asset exchange, experienced a significant security breach resulting in the loss of nearly $1.5 billion worth of ether.

Spot markets may be exposed to fraud and market manipulation.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and market manipulation in the digital asset market generally, including, among others: (1) “wash trading”; (2) persons with a dominant position in digital assets manipulating digital asset pricing; (3) hacking of a digital asset network and trading platforms; (4) malicious control of digital asset networks; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in digital assets, new sources of demand for digital assets, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and market manipulation at digital asset trading platforms.

Over the past several years, a number of digital asset spot markets have been closed or faced issues due to fraud. In many of these instances, the customers of such spot markets were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges.

In 2019, there were reports claiming that 80.95% of bitcoin trading volume on digital asset exchanges was false or noneconomic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports alleged that certain overseas exchanges have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices. Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset exchanges. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

In November 2022, FTX, one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million worth of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior.

The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the Shares. Any market abuse, and a loss of investor confidence in DOT, may adversely impact pricing trends in DOT markets broadly, as well as an investment in the Shares of the Trust.

Spot markets may be exposed to wash trading.

Spot markets on which DOT trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of DOT and/or negatively affect the market perception of DOT.

To the extent that wash trading either occurs or appears to occur in spot markets on which DOT trades, investors may develop negative perceptions about DOT and the digital assets industry more broadly, which could adversely impact the price of DOT and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset exchanges at a relative competitive disadvantage.

Spot markets may be exposed to front-running.

Spot markets on which DOT trades may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset exchanges and digital assets more generally.

The Trust’s Staking Activities involve legal and regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, which could harm the value of the Shares.

The Trust’s investment objective is to seek to track the performance of DOT, as measured by the performance of the Pricing Benchmark, as adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s DOT, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. The Sponsor has engaged the Staking Services Providers to engage in Staking Activities. However, if the Sponsor determines the Trust is not able to so carry out Staking Activities, the Trust may cease some or all of its Staking Activities. Staking on the Polkadot Network involves delegating of DOT to Validators and carries risks discussed further below. Staked DOT may be subject to community-determined penalties for Validator misbehavior, or slashing. If the Staking Services Providers cause the Trust’s staked DOT to be subject to such slashing losses, the Trust could suffer losses of the staked DOT. Additionally, the staking process includes protocol-defined bonding (activation), and unbonding (withdrawal) periods, during which staked DOT is temporarily locked and inaccessible. On the Polkadot Network, newly bonded DOT typically enters a bonding period of approximately two to three eras (where each era is approximately 24 hours), meaning staked DOT may not begin earning rewards for approximately two to three days following the staking instruction. During this activation period, the DOT is locked and inaccessible. Upon exit, staked DOT is subject to an unbonding period of 28 days (the equivalent of 28 eras on the Polkadot Network), during which the DOT remains locked and inaccessible and does not earn staking rewards. These phases affect when DOT begins earning rewards, participates in consensus and becomes available for transfer or redelegation. The duration of these periods is fixed by the Polkadot Network protocol but is subject to change through governance decisions of the Polkadot Network community.

The Staking Services Providers will stake the Trust’s DOT as the node operator and will operate a Validator node to stake the Trust’s DOT. The Staking Services Providers will perform its staking services in collaboration with the DOT Custodians, as the DOT will be staked directly from the Trust’s DOT Accounts. The Trust will maintain control of the DOT while it is staked because it will remain in the Trust’s accounts with the DOT Custodians (i.e., it will be kept in separate accounts for which the Trust is the beneficial and record owner and will not be commingled with other parties’ accounts with the DOT Custodians). Staking will be a passive activity for the Trust, as it will not operate its own Staking Activities. The Trust’s role will be limited to evaluating and contracting with one or more Staking Providers and instructing the Staking Services Providers on when to stake and/or unstake the Trust’s DOT.

The rewards owed or paid to the DOT Custodians as compensation for the Staking Services Providers reduce the amount of DOT rewards that are generated from the Trust’s Staking Activities that are available as the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to Staking Provider Consideration. The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards or indirectly through the DOT Custodians’ own accounts. In addition, the expenses of staking the Trust’s DOT will be paid from the staking rewards generated by the Staking Activities. The Sponsor, Staking Services Providers and DOT Custodians are expected to receive 26.5% of the staking rewards. The remainder of the staking rewards will accrue to the Trust’s accounts with the DOT Custodians during any applicable quarter and will generally be staked in the same way as the Trust’s already staked DOT. The Trust expects to distribute staking rewards in the form of cash distributions to Shareholders at least quarterly.

The Trust may be negatively impacted by Staking Activities.

Under the Polkadot Network’s proof-of-stake protocol, DOT holders who voluntarily commit to staking are given the right to participate in consensus and can earn staking rewards therefrom. DOT holders can participate in staking as either a Nominator, a participant of the Polkadot Network who nominates Validators, or by becoming a Validator themselves.

Staking rewards are paid to Validators that participate in the proof-of-stake protocol and to the Nominators who successfully nominate such Validators. Once nominated, a Validator engages in the proof-of-stake protocol in accordance with their own individual stake and the stake of Nominators who nominated them. Thus, the trading market of DOT trading may be impacted by the fluctuating supply of DOT that is committed to staking by Nominators and Validators.

If any Staking Services Provider experiences operational or other difficulties, terminates their services, fails to comply with regulations, raises their prices or disputes key intellectual property rights sold or licensed to the Trust, the Trust could suffer losses. The Trust may also suffer the consequences of such Staking Services Provider’s mistakes or the mistakes of any Validators nominated by the Staking Services Provider. For example, if the Trust’s Staking Services Provider, acting either as a Validator or a Nominator, and they or their nominated Validator fail to behave as expected, default, fail to perform, suffer cybersecurity attacks, experience security issues or encounter other problems, the assets of the Trust may be irretrievably lost. The failure or capacity restraints of vendors and services, a cybersecurity breach involving any service providers or the termination or change in terms or price or commission rate of a vendor, third-party software license or service agreement on which the Trust relies, could disrupt the Trust’s Staking Activities or cause losses. Replacing any Staking Services Provider or addressing other issues with vendors and service providers could entail significant delay, expense and disruption for the Trust. As a result, if these vendors and service providers experience difficulties, are subject to cybersecurity breaches, terminate their services, dispute the terms of intellectual property agreements or raise their prices, and the Sponsor is unable to replace them with other vendors and service providers, particularly on a timely basis, the Trust’s Staking Activities could be interrupted or disrupted, and the Trust could suffer a loss.

The Polkadot Network dictates requirements for participation in the network’s protocols and may reduce rewards if the relevant activities are not performed correctly. If any Staking Services Provider is selected as a Validator, or if the Validator it nominates is, in either case, penalized by the Polkadot Network, then a variable amount of assets of the Trust may become irretrievable by the Trust, causing loss. There can be no assurance that any Staking Services Provider, or its nominated Validators, will not act maliciously or be subject to penalties or that the Trust will be able to recover any percentage of DOT that may become subject to penalties.

Staking requires that the Trust lock up the staked DOT and become subject to an unbonding period to unstake the staked DOT, meaning that the Trust cannot transfer the staked DOT during the time that the DOT is staked and during which it is being unbonded. As of the date of this Annual Report on Form 10-K, the unbonding period on the Polkadot Network is 28 days (the equivalent of 28 eras, where each era is approximately 24 hours). During the unbonding period, the DOT being unbonded does not earn staking rewards. Additionally, newly staked DOT is subject to a bonding (activation) period of approximately two to three eras (approximately two to three days) before it begins participating in consensus and earning rewards. To the extent the Trust is required to unbond a material portion of its staked DOT, whether to meet redemption requests or for other operational reasons, the Trust will forgo staking rewards on such DOT for the full 28-day unbonding period. Similarly, when DOT is re-staked following an unbonding event, the two to three day activation period will further delay the resumption of reward accrual on that DOT. Depending on the frequency and magnitude of unbonding events, these delays could materially reduce the staking rewards earned by the Trust in any given quarter and, in turn, reduce the distributions available to Shareholders.

Due to the time involved in “exiting” the staking process, there is a risk that the Trust could become unable to timely meet excessive redemption requests in amounts that are greater than the portion of the Trust’s DOT that remains un-staked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program. Moreover, any staked DOT which must be un-staked in order to fulfill a redemption (to the extent such redemption cannot be fulfilled utilizing the portion of the Trust’s DOT that has not been staked, or through another mechanism to manage liquidity in connection with Redemption Orders) will be un-staked only after the redemption request is approved by the Trust, the Sponsor executes an un-stake or withdrawal transaction through a DOT Custodian, and such transaction is processed by the Polkadot Network. The Staking Services Providers will not be able to transfer unstaked DOT or Staking Provider Consideration to another address on the Polkadot Network.

Under the Trust’s Polkadot Liquidity and Staking Policy, the Sponsor classifies staked DOT as restricted and illiquid during its bonding and unbonding periods, while unstaked DOT is treated as liquid. The Sponsor monitors the Trust’s staked and unstaked positions daily under both normal and stressed market conditions, and may initiate un-staking if redemption activity causes the staked portion to exceed the Trust’s target Utilization Rate range (see “Staking of the Trust’s Assets — Liquidity Risk Policies and Procedures”). In addition, depending on the anticipated length of the unbonding period, staked DOT may be classified as illiquid under the Trust’s liquidity risk management program. In addition, if DOT is determined to be offered or sold as a security under the Securities Act, it could be subject to significant constraints in terms of any transfer or disposal of such DOT. In such event, the Trust may consider DOT to be an “illiquid security”, which it defines as a security that the Trust reasonably expects cannot be sold or disposed of in current market conditions in seven calendar days or less without the sale or disposition significantly changing the market value of the security.

Rewards for staked DOT may be accrued even before the staked DOT is unbonded. Once accrued, such DOT rewards are considered part of the Trust’s assets, even if unbonding has not occurred. as set forth in the Trust’s Polkadot Liquidity and Staking Policy. The Sponsor monitors the Trust’s staked and unstaked DOT positions daily, under both normal and stressed market conditions, with the objective of maintaining sufficient unstaked DOT to meet anticipated redemption requests. The Sponsor may initiate un-staking when redemption activity pushes the staked portion of the Trust’s DOT above the Trust’s target Utilization Rate range. To the extent that the Trust’s unstaked DOT is insufficient to meet a redemption request and Trade Credits (short-term borrowings of DOT or cash) are unavailable, the Trust may be required to rely on unbonding staked DOT, which is subject to the Polkadot Network’s 28-day unbonding period. The Sponsor and the Trust will manage liquidity in accordance with the Trust’s liquidity risk policies and procedures and will monitor staking and bonding/unbonding activity closely on a daily basis. For a more complete description of the Trust’s liquidity risk policies and procedures, see “Staking of the Trust’s Assets—Liquidity Risk Policies and Procedures.”

There is no guarantee that the Trust will receive any rewards with respect to staked DOT. Past rewards are not indicative of future returns. The staking rewards that the Trust may receive from staking DOT, if any, may be affected by, among other factors:

●	the total amount of DOT staked by users of the Polkadot Network;

●	the total amount of DOT staked by the Trust;

●	changes to the Polkadot Network as a result of protocol governance decisions;

●	changes to Validator fees set by the Validators, including the commission charged by the Staking Services Providers (if any);

●	halts, outages or other anticipated or unanticipated interruptions affecting the Polkadot Network or third-party service providers involved in the staking of the Trust’s DOT;

●	anticipated or unanticipated downtime by the Staking Services Providers;

●	loss or deprivation of DOT as a result of a violation of the Polkadot Network’s rules by the Staking Services Providers;

●	Validators ceasing to be eligible to participate in the Polkadot Network’s proof-of-stake protocol and earn rewards;

●	“bonding”, “unbonding” or other DOT lock-up periods specified by the Polkadot Network;

●	whether staking rewards are re-staked, either automatically by the Polkadot Network or as part of the operational processes of the Trust or the Staking Services Providers; and

●	delays or other operational factors related to or otherwise impacting the Trust’s Staking Activities.

The Staking Services Providers may not optimally execute the Staking Activities.

The Trust relies on the resources of the Staking Services Providers to facilitate the Sponsor’s staking activities. The Staking Services Providers will provide the hardware, software and services necessary to stake the DOT from a Validator node. The hardware and software utilized by the Staking Services Providers may prove to be inadequate to maximize the Trust’s staking revenue. The Trust is dependent on the hardware, software and services of the Staking Services Providers to effectively execute the staking activities. The Sponsor will have no ability to supervise or direct the conduct of the Staking Services Providers.

In addition, the Staking Provider Consideration will be paid from the proceeds of the Staking Activities received by the Trust. The payment of the Staking Provider Consideration will reduce the portion of the staking rewards generated by the Staking Activities that are actually retained by the Trust. Accordingly, the staking rewards actually retained by the Trust will likely be less than what the Trust would retain if the Sponsor were to administer its own Staking Activities without the assistance of third-party service providers.

The Trust may vary the amount of DOT to be staked and the rewards received may accordingly change from time to time.

While the Trust may stake a maximum of 100% of its DOT holdings, the amount of DOT that remains unstaked is determined based on the Trust’s Utilization Rate analysis, and accordingly may vary from time to time. Based on Utilization Rate analysis applied to historical data, the Trust generally intends to stake between 40% and 95% of the DOT it holds, although the amount of DOT that is staked may be lesser or greater from time to time. The precise percentage to be staked will be based on the estimated liquidity needs of the Trust and other factors, as determined by the Sponsor. Accordingly, changes in the percentage of DOT holdings that are staked could impact the value of the Shares held by investors.

The decreasing issuance schedule and finite maximum supply of DOT may negatively impact staking rewards and the value of the Shares.

DOT has a maximum issuance cap of 2.1 billion. The circulating supply of DOT was approximately 1.68 billion DOT as of June 22, 2026, representing approximately 80% of the maximum supply. DOT’s issuance schedule decreases every two years on March 14, with the next scheduled reduction scheduled to occur on March 14, 2028. As the issuance of new DOT declines over time and the circulating supply approaches the maximum cap, the pool of freshly-minted DOT available to fund staking rewards will correspondingly shrink. A sustained decline in staking yields could reduce the amount staking rewards that the Trust is able to earn, which in turn could adversely affect the value of the Shares held by investors.

The market value of DOT is subject to momentum pricing.

The market value of DOT is not based on any kind of claim, nor backed by any physical asset. Instead, the market value depends on the expectation of being usable in future transactions and continued interest from investors. This strong correlation between an expectation and market value is the basis for the current (and probable future) volatility of the market value of DOT and may increase the likelihood of momentum pricing.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, DOT may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of DOT, and, in turn, an investment in the Trust.

The value of DOT as represented by the Pricing Benchmark may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing of DOT has previously resulted, and may continue to result, in speculation regarding future appreciation or depreciation in the value of DOT, further contributing to volatility and potentially inflating prices at any given time. These dynamics may impact the value of an investment in Trust.

Some market observers have asserted that in time, the value of DOT will fall to a fraction of its current value, or even to zero. DOT has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

A decline in the adoption of DOT could negatively impact the Trust.

The Sponsor will not have any strategy relating to the development of DOT and the Polkadot Network. However, a lack of expansion in usage of DOT and the Polkadot Network could adversely affect an investment in Shares.

The further development and acceptance of the Polkadot Network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. For example, the Polkadot Network faces significant obstacles to increasing the usage of DOT without resulting in higher fees or slower transaction settlement times, and attempts to increase the volume of transactions may not be effective. The slowing, stopping or reversing of the development or acceptance or usage of the Polkadot Network and associated smart contracts may adversely affect the price of DOT and therefore an investment in the Shares. The further adoption of DOT will require growth in its usage and in the Polkadot Network. Adoption of DOT will also require an accommodating regulatory environment.

The use of digital assets such as DOT to, among other things, buy and sell goods and services or facilitate cross-border payments, is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. DOT is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve. Currently, there is relatively limited use of DOT in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect an investment in the Shares. However, DOT may not be suited for a number of commercial uses, including those requiring real time payments, partially due to the amount of time that DOT transactions may potentially require in order to clear. This could result in decreasing usage of the network, to the extent that DOT does not otherwise become a store of asset value or meet the needs of another commercial use.

Today, there is limited use of DOT in the retail, commercial, or payments spaces, and, on a relative basis, speculators make up a significant portion of users. Certain merchants and major retail and commercial businesses have only recently begun accepting DOT and the Polkadot Network as a means of payment for goods and services. This pattern may contribute to outsized price volatility, which in turn can make DOT less attractive to merchants and commercial parties as a means of payment. A lack of expansion by DOT into retail and commercial markets or a contraction of such use may result in a reduction in the price of DOT, which could adversely affect an investment in the Trust.

In addition, there is no assurance that DOT will maintain its value over the long-term. The value of DOT is subject to risks related to its usage. Even if growth in DOT adoption occurs in the near or medium-term, there is no assurance that DOT usage will continue to grow over the long-term. A contraction in use of DOT may result in increased volatility or a reduction in the price of DOT, which would adversely impact the value of Shares.

Irrevocable nature of blockchain-recorded transactions.

DOT transactions recorded on the Polkadot Network are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the Polkadot Network’s aggregate hash rate. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of DOT or a theft of DOT generally will not be reversible, and the Trust may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the Trust’s DOT could be transferred from custody accounts in incorrect quantities or to unauthorized third parties. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party that has received the Trust’s DOT through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred DOT. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The loss or destruction of a private key required to access DOT may be irreversible.

Digital assets, including DOT, are controllable only by the possessor of both the unique public key and private key or keys relating to the “digital wallet” in which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access, and will effectively lose, the DOT held in the related digital wallet. In addition, if the Trust’s private keys are misappropriated and the Trust’s DOT holdings are stolen, including from or by the DOT Custodians, the Trust could lose some or all of its DOT holdings, which would adversely impact an investment in Shares of the Trust. Any loss of private keys relating to digital wallets used to store the Trust’s DOT would adversely affect the value of the Shares.

An investment in the Trust is not a deposit and is not FDIC-insured. Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Administrator, Prime Broker and DOT Custodians expose the Trust and its Shareholders to the risk of loss of the Trust’s DOT for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insures the Trust’s DOT.

While the DOT Custodians have advised the Sponsor that they collectively have insurance coverage up to $470 million in the aggregate that covers losses of the digital assets they custody on behalf of their clients, including the Trust’s DOT, resulting from theft, Shareholders cannot be assured that the DOT Custodians will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s DOT, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The DOT Custodians’ insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the DOT Custodians, which could reduce the amount of such proceeds that are available to the Trust. In addition, the DOT insurance market is limited, and the level of insurance maintained by the DOT Custodians may be substantially lower than the assets of the Trust. While the DOT Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the DOT Custodians will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance maintained by each DOT Custodian is shared among all of such DOT Custodian’s customers, is not specific to the Trust or to customers holding DOT with such DOT Custodian, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Furthermore, under the Custodial Services Agreements, the DOT Custodians’ liability is limited. With respect to the Coinbase Custody Agreement, the Coinbase Custodian’s liability is as follows, among others: (i) the Coinbase Custodian’s aggregate liability with respect to any breach of its obligations under the Coinbase Custodial Services Agreement shall not exceed the aggregate amount of fees paid by the Trust to the Coinbase Custodian in respect of the Prime Broker Services in the 12 months prior to the event giving rise to such liability; (ii) the Coinbase Custodian’s aggregate liability under the Coinbase Custody Agreement shall not exceed the greater of (A) the aggregate fees paid by the Trust to the Coinbase Custodian in respect of the custodial services in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the supported DOT on deposit in the Trust’s custodial account(s) giving rise to the Coinbase Custodian’s liability at the time of the event giving rise to the Coinbase Custodian’s liability; (iii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew of or should have known of the possibility thereof; and (v) in no event shall the Coinbase Custodian or its affiliates have any liability to the Trust or any third party with respect to any breach of its obligations under the Coinbase Custody Agreement, express or implied, which does not result solely from its gross negligence, fraud or willful misconduct. Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s DOT or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

With respect to the BitGo Custody Agreement, the BitGo Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited as follows, among others: (i) the Prime Broker’s aggregate liability shall not exceed the aggregate fees paid by the Trust to the Prime Broker in respect of the Prime Broker Services in the 12 months prior to the event giving rise to the Prime Broker’s liability; and (ii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew of or should have known of the possibility thereof. In general, with limited exceptions, the Prime Broker is not liable under the Prime Broker Agreement unless in the event of its gross negligence, fraud, or willful misconduct. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Balance) or the DOT Custodians (in the case of the Cold Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of entities such as the DOT Custodians or the Prime Broker in the digital asset industry, there is a risk that customers’ assets — including the Trust’s assets — may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the DOT Custodians (in the case of the Cold Vault Balance), and customers — including the Trust — may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Coinbase Custody Agreement contains an agreement by the parties thereto to treat the DOT credited to the Trust’s Cold Vault Balance with Coinbase as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Coinbase Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Coinbase Custodian’s parent, Coinbase Global Inc. (“Coinbase Global)”, has stated in public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Coinbase Custodian were to experience insolvency. Due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the DOT Custodians become subject to insolvency proceedings and a court were to rule that the custodied DOT were part of the DOT Custodians’ general estates and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the DOT Custodians’ insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the DOT Custodians, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the DOT Custodians, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

With respect to the Prime Broker Agreement, there is a risk that the Trading Balance, in which the Trust’s DOT and cash is held in omnibus accounts by the Prime Broker, could be considered part of the Prime Broker’s bankruptcy estate in the event of the Prime Broker’s bankruptcy. The Prime Broker Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance.

The amount of DOT that may be held in the Trading Balance is limited to the amount necessary to process a given creation or redemption transaction, as applicable, or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee.

The Prime Broker is not required to hold any of the DOT or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Prime Broker Agreement provides that the Trust does not have an identifiable claim to any particular DOT (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the DOT (and cash) the Prime Broker has allocated to the omnibus wallets the Prime Broker holds, as well as the accounts in the Prime Broker’s name that the Prime Broker maintains at Connected Trading Venues (which are typically held on an omnibus, rather than segregated, basis). If the Prime Broker suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Broker’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Broker, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Broker, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Broker, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Trustee and the Sponsor are not liable for any liability or expense incurred, including, without limitation, as a result of any loss of DOT by the DOT Custodians or the Prime Broker, absent willful misconduct, gross negligence, or bad faith on the part of the Trustee or the Sponsor, fraud of the Sponsor or material breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of DOT by the DOT Custodians or the Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of DOT or the provision of instructions relating to the movement of DOT, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the DOT Custodians and the Prime Broker. The Prime Broker Agreement and Custodial Services Agreements provide that neither the Sponsor, the Trustee, nor their affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any of the Trust’s obligations, agreements, representations or warranties under the Prime Broker Agreement or Custodial Services Agreements or any transactions thereunder. Consequently, a loss may be suffered with respect to the Trust’s DOT that is not covered by the DOT Custodians’ insurance policies and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

Loss of a critical banking relationship for, or the failure of a bank used by, the Trust or the Prime Broker could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

To the extent that the Trust or the Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Trust or the Prime Broker’s banking partners, the imposition of operational restrictions by these banking partners and the inability for the Trust or the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust or the Prime Broker, or cause other operational disruptions or adverse effects for the Trust or the Prime Broker. In the future, it is possible that the Trust or the Prime Broker could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Trust or the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Trust holds assets fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the U.S. Department of the Treasury (the “U.S. Treasury Department”), the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the DFPI, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

The Prime Broker has historically maintained banking relationships with Silvergate Bank and Signature Bank. While the Sponsor does not believe there is a direct risk to the Trust’s assets from the failures of Silvergate Bank or Signature Bank, in the future, changing circumstances and market conditions, some of which may be beyond the Trust’s or the Sponsor’s control, could impair the Trust’s ability to access the Trust’s cash held with the Prime Broker. If the Prime Broker were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Broker’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Prime Broker maintains customer cash could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

If any of the Custodial Services Agreements or the Prime Broker Agreement are terminated or the DOT Custodians or the Prime Broker fail to provide services as required, the Trustee may need to find and appoint a replacement custodian or prime broker, which could pose a challenge to the safekeeping of the Trust’s DOT, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the DOT Custodians as well as the Prime Broker to operate. The DOT Custodians perform essential functions in terms of safekeeping the Trust’s DOT in the Cold Vault Balance, and the Prime Broker facilitates the selling of DOT by the Trust to pay the Sponsor Fee and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to liquidate the Trust. If any of the DOT Custodians or the Prime Broker fail to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

In March 2023, the Prime Broker and Coinbase Global (together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. In June 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. In February 2025, the SEC announced that it had filed a joint stipulation with Coinbase Inc. and Coinbase Global to dismiss the ongoing civil enforcement action against the two entities. The SEC’s complaint against the Relevant Coinbase Entities did not allege that DOT is offered or sold as a security nor did it allege that Coinbase Inc.’s activities involving DOT caused the alleged registration violations, and the Coinbase Custodian was not named as a defendant. In the event of any future SEC or other governmental, regulatory or other enforcement action or litigation, Coinbase Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide services to the Trust could be affected. If the Prime Broker were to be required or choose, as a result of a regulatory action or litigation, to restrict or curtail the services it offers, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. While the Coinbase Custodian was not named in the complaint, if Coinbase Global, as the parent of the Coinbase Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

Alternatively, the Trust could replace the Coinbase Custodian as a DOT Custodian pursuant to the Coinbase Custody Agreement. Similarly, Coinbase Custodian or Coinbase Inc. could terminate services under the Prime Broker Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause (as such term is defined in the Prime Broker Agreement). Transferring maintenance responsibilities of the Trust’s accounts with the DOT Custodians to another custodian would likely be complex and could subject the Trust’s DOT to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Broker, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Broker. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc., (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if the Coinbase Custodian or Coinbase Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Trust, or abruptly discontinue the services they provide to the Trust for any reason, the Trust’s operations would be adversely affected.

The Trustee may not be able to find a party willing to serve as a custodian of the Trust’s DOT or as the Trust’s prime broker under the same terms as the current Custodial Services Agreements or Prime Broker Agreement or at all. To the extent that the Trustee is not able to find a suitable party willing to serve as the custodian or prime broker, the Trustee may be required to terminate the Trust and liquidate the Trust’s DOT. In addition, to the extent that the Trustee finds a suitable party but must enter into a modified custodial services agreement or prime broker agreement that is less favorable for the Trust or Trustee, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime broker, its operations could be adversely affected.

The DOT Custodians and Prime Broker may act in the same or similar capacity for other competing products.

Currently, the number of digital assets intermediaries with the reputation and operational capability to serve as custodian and/or prime broker to the Trust or other competing products is limited. The DOT Custodians and Prime Broker may act in the same or similar capacity for other competing products, including exchange-traded products offering exposure to the spot DOT market or other digital assets. The Trust is therefore subject to risks associated with these competing products utilizing the same service providers for DOT custodial and prime brokerage services.

To the extent that exchange-traded products offering exposure to the spot DOT market or other digital assets utilize substantially the same service providers for DOT custodial and prime brokerage services, this industry concentration may result in the development of fewer other digital assets intermediaries with the reputation and operational capability to provide DOT custodial and prime brokerage services to the Trust or other competing products. This, in turn, could make it difficult for the Trust to find and appoint a replacement DOT custodian or prime broker, to the extent the Sponsor deems such action necessary.

This industry concentration also may have the effect of magnifying the risks associated with the DOT Custodians and Prime Broker, as operational disruptions or adverse developments impacting the DOT Custodians or the Prime Broker may be felt on an industry-wide basis. A loss of confidence or breach of the DOT Custodians or Prime Broker may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same service providers for DOT custodial and prime brokerage services and, more generally, exchange-traded products offering exposure to the spot DOT market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot DOT market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

The Prime Broker routes orders through Connected Trading Venues in connection with trading services under the Prime Broker Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Broker’s business and cause losses for the Trust.

In connection with trading services under the Prime Broker Agreement, the Prime Broker routinely routes customer orders to Connected Trading Venues, which are third-party exchanges or other trading venues (including the trading venue operated by the Prime Broker). In connection with these activities, the Prime Broker may hold DOT with such Connected Trading Venues in order to effect customer orders, including the Trust’s orders. However, the Prime Broker has represented to the Sponsor that no customer cash is held at Connected Trading Venues. If the Prime Broker were to experience a disruption in the Prime Broker’s access to these Connected Trading Venues, the Prime Broker’s trading services under the Prime Broker Agreement could be adversely affected to the extent that the Prime Broker is limited in its ability to execute order flow for its customers, including the Trust. In addition, while the Prime Broker has policies and procedures to help mitigate the Prime Broker’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory, or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Broker might not be able to fully recover the customer’s DOT that the Prime Broker has deposited with these third parties. As a result, the Prime Broker’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Trust or perform its obligations under the Prime Broker Agreement, and the Trust could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Broker maintains customer DOT, including DOT associated with the Trust, could result in losses to the Trust, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

A disruption of the Internet may affect DOT operations, which may adversely affect the DOT industry and an investment in the Trust.

The functionality of the Polkadot Network relies on the Internet. A significant disruption of Internet connectivity (i.e., affecting large numbers of users or geographic regions) could disrupt the Polkadot Network’s functionality and operations until the disruption in the Internet is resolved. A disruption in the Internet could adversely affect an investment in the Trust or the ability of the Trust to operate. In particular, some variants of digital assets have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and digital asset transfers. Moreover, it is possible that as DOT increases in value, it may become a bigger target for hackers and subject to more frequent hacking and denial-of-service attacks.

Potential changes to the Polkadot Network’s protocols and software could, if accepted and authorized by the Polkadot Network community, adversely affect an investment in the Trust.

The Polkadot Network operates based on an open-source protocol maintained by a group of core developers and other contributors. As the Polkadot Network protocol is not sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Polkadot Network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Polkadot Network and the core developers may lack the resources to adequately address emerging issues with the Polkadot Network protocol. Although the Polkadot Network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. Alternatively, entities whose interests are at odds with other participants in the Polkadot Network may seek to obtain control over the Polkadot Network by influencing core developers. For example, malicious actors could attempt to bribe a core developer or group of core developers to propose certain changes to the network core developers.

In addition, a bad actor could also attempt to interfere with the operation of the Polkadot Network by attempting to exercise a malign influence over a core developer. The Polkadot Network relies on the use of the Relay Chain as a secure security feature that allows for multiple Parachains and bridges to participate in the Polkadot Network, becoming the framework for supporting the integrity of the relay chain through Validators. If there is a majority of Validators that have colluded with collators on a specific Parachain proposing a compromised Parachain block, the successful addition of that fraudulent (or multiple fraudulent) blocks constitutes a failure of the Relay Chain. Polkadot assumes that actors named Fishermen will find compromised blocks that are proposed by colluding Validators. However, this assumption is only legitimate if there are enough Fishermen checking blocks and have been properly incentivized to perform this function. Should that incentive mechanism break down, the Polkadot Network could be at risk for malicious activity that could depress the price of DOT. To the extent that material issues arise with the Polkadot Network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Polkadot Network and an investment in the Trust may be adversely affected.

The governance of the Polkadot Network could have a negative impact on the performance of the Trust.

Governance of decentralized networks such as the Polkadot Network is achieved through voluntary consensus and open competition. In other words, the Polkadot Network has no central decision-making body or clear manner in which participants can come to an agreement other than through overwhelming consensus. The lack of clarity on governance may adversely affect DOT’s utility and ability to grow and face challenges, both of which may require solutions and directed effort to overcome problems, especially long-term problems. For example, a seemingly simple technical issue once divided the Bitcoin network community: namely, whether to increase the block size of the blockchain or implement another change to increase the scalability of bitcoin, known as “segregated witness,” and help the network continue to grow. See ”Risk Factors — The Polkadot Network faces scaling challenges and efforts to increase the volume of transactions may not be successful.”

To the extent lack of clarity in corporate governance of the Polkadot Network leads to ineffective decision-making that slows development and growth, the value of the Shares may be adversely affected.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Polkadot Network, a buyer or seller of digital assets on a peer-to-peer basis directly on the Polkadot Network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for DOT. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust, the Sponsor or the Trustee or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

The Sponsor and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. The Sponsor and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants and the DOT Custodians. Authorized Participants, as broker-dealers, and the DOT Custodians, as limited purpose trust companies subject to New York Banking Law, in the case of the Coinbase Custodian, and the National Bank Act of 1864, in the case of the BitGo Custodian, are subject to the U.S. Bank Secrecy Act (as amended) (“BSA”) and U.S. economic sanctions laws. In addition, the Trust will only accept creations and redemption requests from regulated Authorized Participants who themselves are subject to applicable sanctions and anti-money laundering laws and have compliance programs that are designed to ensure compliance with those laws. In addition, DOT Counterparties will be contractually obligated that all DOT they deliver to the Trust will be from lawful sources. The Trust will not hold any DOT except those that have been delivered by a DOT Counterparty in connection with creation requests.

The DOT Custodians have adopted and implemented anti-money laundering and sanctions compliance programs, which provide additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the DOT Custodians perform Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the DOT Custodians’ KYT program, any DOT that is delivered to the Trust’s custody account will undergo screening to ensure that the origins of that DOT are not illicit.

In accordance with their regulatory obligations, the Authorized Participants conduct customer due diligence and enhanced due diligence on their counterparties, which enable them to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of their counterparty onboarding processes, the Authorized Participants use third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department Office of Foreign Assets Control (“OFAC”) and countries and territories identified as non-cooperative by the Financial Action Task Force.

There is no guarantee that such procedures will always be effective. If the Authorized Participants or DOT Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the DOT Custodians. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

The actual or perceived use of DOT and other digital assets in illicit transactions may adversely affect the DOT industry and an investment in the Trust.

Recent years have seen digital assets used at times as part of criminal activities and to launder criminal proceeds, as means of payment for illicit activities, or as an investment fraud currency. Although the number of cases involving digital assets for the financing of terrorism remains limited, criminals have nonetheless become more sophisticated in their use of digital assets.

Although DOT transaction details are logged on the blockchain, a buyer or seller of DOT may never know to whom the public key belongs or the true identity of the party with whom it is transacting, as public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. Further, identifying users can be made even more difficult where a user utilizes a tumbling or mixing service (e.g., Tornado Cash) to further obfuscate transaction details.

The DOT industry and an investment in the Trust may be adversely affected to the extent that digital assets are increasingly used in connection with illicit transactions or are perceived as being used in connection with illicit transactions.

The inability to recognize the economic benefit of an “airdrop” could adversely impact an investment in the Trust.

The only digital asset to be held by the Trust will be DOT.

From time to time, the Trust may be entitled to or come into possession of rights to acquire, or otherwise establish dominion and control over, any digital asset or other asset or right, which rights are incident to the Trust’s ownership of DOT and arise without any action of the Trust, or of the Sponsor on behalf of the Trust (“Incidental Rights”) and/or digital asset tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right (“IR Digital Assets”) by virtue of its ownership of DOT, generally through a fork in the Polkadot Network, an airdrop offered to holders of DOT or other similar event. In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops are not included in the Pricing Benchmark under its current methodology. See “Description of the Trust — Principal Market and Fair Value Determination of DOT.”

Pursuant to the Trust Agreement, the Sponsor has the right, in its sole discretion, to determine what action to take in connection with the Trust’s entitlement to or ownership of Incidental Rights or any IR Digital Assets. Under the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Digital Assets, as determined by the Sponsor in the Sponsor’s sole discretion, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement.

With respect to any airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights or IR Digital Assets. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Investors should be aware that investing in Shares of the Trust is not equivalent to investing directly in DOT. An investor does not have a claim to any “forked” assets. Unless otherwise announced, the Sponsor, on behalf of the Trust, will not support the inclusion of any forked assets.

Unless an announcement is made informing investors that a fork will be supported, a newly-forked asset should be considered ineligible for inclusion in the Trust.

Network Forks.

DOT, along with many other digital assets, are open-source projects. The infrastructure and ecosystem that powers the Polkadot Network are developed by different parties, including affiliated and non-affiliated engineers, developers, validators, platform developers, evangelists, marketers, exchange operators and other companies based around a service regarding DOT, each of whom may have different motivations, drivers, philosophies and incentives.

As a result, any individual can propose refinements or improvements to the Polkadot Network’s source code through one or more software upgrades that could alter the protocols governing the Polkadot Network and the properties of DOT. When a modification is proposed and a substantial majority of users and Validators consent to the modification, the change is implemented and the Polkadot Network remains uninterrupted. However, a “hard fork” occurs if less than a substantial majority of users and Validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification. In other words, two incompatible networks would then exist: (1) one network running the pre-modified software and (2) another network running the modified software. The effect of such a fork would be the existence of two versions of Polkadot running in parallel, and the creation of a new digital asset which lacks interchangeability with its predecessor. This is in contrast to a “soft fork,” or a proposed modification to the software governing the network that results in a post-update network that is compatible with the network as it existed prior to the update, because it restricts the network operations that can be performed after the update.

Forks occur for a variety of reasons. A fork could occur after a significant security breach. Participants on the network could elect to “fork” the network to its state before the hack, effectively reversing the hack. A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. Such a fork could adversely affect viability. It is possible, however, that a substantial number of users and Validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This would result in a permanent fork. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ether held by a decentralized autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset exchanges.

A fork may occur as a result of disagreement among network participants as to whether a proposed modification to the network should be accepted. For example, on August 1, 2017, after extended debates among developers as to how to improve the Bitcoin network’s transaction capacity, the Bitcoin network was forked by a group of developers and miners resulting in the creation of a new blockchain, which underlies the new digital asset “Bitcoin Cash.” Bitcoin and Bitcoin Cash now operate on separate, independent blockchains. Since then, the Bitcoin network has forked several times to launch new digital assets, such as Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond.

Significant forks are typically announced several months in advance. The circumstances of each fork are unique, and their relative significance varies. It is possible that a particular fork may result in a significant disruption to DOT and, potentially, may result in broader market disruption should pricing become difficult following the fork. It is not possible to predict with accuracy the impact that any anticipated fork could have or for how long any resulting disruption may exist.

Forks may have a detrimental effect on the value of DOT, including by negatively affecting digital asset allocations or by failing to capture of the full value of the newly-forked DOT if it is excluded from the Pricing Benchmark. Forks can also introduce new security risks. For example, forks may result in “replay attacks,” or attacks in which transactions from one network were rebroadcast to nefarious effect on the other network. After a hard fork, it may become easier for an individual validator or validating pool’s hashing power to exceed 50% of the processing power of the digital asset network, thereby making digital assets that rely on proof of work more susceptible to attack. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued ether exchanges through at least October 2016. An ether exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin SV networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security.

A hard fork may adversely affect the price of DOT at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre fork digital asset, in anticipation that ownership of the pre fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Polkadot Network and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. When Bitcoin Cash forked from the Bitcoin network, the value of Bitcoin went from $2,800 to $2,700.

A hard fork could change the source code for the Polkadot Network, including the source code which limits the supply of DOT. Although many observers believe this is unlikely at present, there is no guarantee that the current mechanisms limiting the supply of outstanding DOT will not be changed. If a hard fork changing the yearly supply cap is widely adopted, the limit on the supply of DOT could be lifted, which could have an adverse impact on the value of DOT and the value of the Shares.

If DOT were to fork into two digital assets, the Trust may hold, in addition to its existing DOT balance, a right to claim an equivalent amount of the new “forked” asset following the hard fork. However, the Pricing Benchmark does not track forks involving DOT. The Trust has adopted procedures to address situations involving a fork that results in the issuance of new alternative DOT that the Trust may receive. The holder of DOT has no discretion in a hard fork; it merely has the right to claim the new DOT on a pro rata basis while it continues to hold the same number of DOT.

Airdrops.

DOT may become subject to an occurrence similar to a fork, which is known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Airdrops are not included in the Pricing Benchmark under its current methodology. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens.

Any name change and any associated rebranding initiative of DOT may not be favorably received by the digital asset community, which could negatively impact the value of DOT and the value of the shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” The Sponsor cannot predict the impact of any name change and any associated rebranding initiative on DOT. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of DOT and the value of the Shares.

DOT is subject to cybersecurity risks, which could adversely affect an investment in the Trust or the ability of the Trust to operate.

Users of DOT, and therefore investors in DOT-related investment products such as the Trust, are exposed to an elevated risk of fraud and loss, including, but not limited to, through cyber-attacks. DOT can be stolen, and DOT stored in a digital wallet, accessible via private key, can be compromised. While digital wallets do not store or contain the actual DOT, they store public and private keys, which are used as an address for receiving DOT or for spending the DOT, with both forms of transactions recorded on the public immutable ledger, the blockchain. By using the private key, a person is able to spend DOT, effectively sending it away from the account and recording that transaction on the blockchain. If a private key is compromised, DOT associated with that specific public key may be stolen. Unlike traditional banking transactions, once a transaction has been added to the blockchain, it cannot be reversed. Several exchanges specializing in sales of DOT, for example, have already had their operations impacted by cyber-attacks.

Thefts and cyber-attacks can have a negative impact on the reputation, market price, value, or liquidity of DOT. Through investment in the Trust, investors would be indirectly exposed to the risk and potential impact of a cyber-attack. A loss associated with a cyberattack, including a total loss, is possible. While the Sponsor and the DOT Custodians have taken reasonable measures to prevent theft or hacking of the Trust’s DOT holdings, such an event cannot be fully excluded from the Trust’s overall market exposure, and the losses associated with such an event would be borne by investors.

Digital asset networks, including the Polkadot Network, are subject to control by entities that capture a significant amount of the network’s active Validator nodes or a significant number of developers important for the operation and maintenance of such digital asset network. If a single Validator, or a group of Validators acting in concert, control (even temporarily) a majority of the network’s Validator nodes of a particular blockchain network, this control could be used to undertake harmful acts. Such an attack is called a “51%” attack. For example, an individual or group controlling a majority of the Validators on the Polkadot Network (which would further require controlling a majority of the underlying Nominators) could prevent transactions from posting accurately, or at all, on the blockchain. It could be possible for the malicious actor to control, exclude or modify the ordering of transactions, though it could not generate new DOT or transactions. Further, a bad actor could “double-spend” its own DOT (i.e., spend the same DOT in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Polkadot Network or the network community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down confirmations of transactions on the Polkadot Network.

Other digital asset networks have been subject to malicious activity achieved through control of over 50% of the processing power on the network. Any similar attacks on the Polkadot Network, while more difficult given the Polkadot Network’s multi-actor proof-of-stake consensus mechanism, could negatively impact the value of DOT and the value of the Shares.

A 51% attack is more likely to happen in the context of digital assets with both smaller market capitalizations, due to the reduced computing power threshold required to control a majority of a given network, and that do not have the Polkadot Network’s nominated proof-of-stake consensus mechanism. Nevertheless, it is theoretically possible, albeit computationally expensive, to mount a similar 51% attack on DOT or other digital assets with large market capitalization. If the feasibility of a bad actor gaining control of the processing power on the Polkadot Network increases, there may be a negative effect on an investment in the Trust.

Additionally, an attacker with 66% or more of the total staked DOT can finalize their preferred chain without having to coerce any honest Validators. The attacker can simply vote for their preferred fork and then finalize it, simply because they can vote with a dishonest supermajority

If the malicious actor cannot control the validator nodes directly, they might attempt to compromise the validators that are already trusted by the network. This could involve hacking, bribery, deception or coercion.

A malicious actor may also obtain control over the Polkadot Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that users and Validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Polkadot Network, the risk that a malicious actor may be able to obtain control of the Polkadot Network in this manner exists, which may adversely affect the value of the Shares.

Lastly, if a malicious actor discovers a vulnerability in the Polkadot Network software, the actor could exploit it to disrupt the consensus process or to gain control over it.

If the malicious actor cannot control the Validator nodes directly, they might attempt to compromise the Validators that are already trusted by the network. This could involve hacking, bribery, deception or coercion.

Compared to other digital asset networks such as the Bitcoin network and Ethereum network, the Polkadot Network relies on a relatively small number of Validators. While this helps maintain a fast and efficient network, it could expose the Polkadot Network to additional vulnerabilities. For example, a malicious actor could attempt a “Sybil” attack whereby it would attempt to gain the trust of existing Validators using a large number of fake identities. Such an attack would be difficult to execute because human intervention would be required for the malicious Validators to become trusted, but the risk is made greater by the small number Validators.

A malicious actor could also conduct an “eclipse attack.” In an eclipse attack, a malicious actor could isolate parts of the network so that the malicious actor’s nodes can influence the consensus in isolated sections of the network, eventually leading to a split or takeover.

To the extent that the Polkadot ecosystem, including the core Validators and the administrators of the network’s Validator nodes, does not act to ensure greater decentralization of Validator processing power, the feasibility of a malicious actor obtaining control of the processing power on the Polkadot Network will increase, which may adversely affect the value of the Shares.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in DOT and a decline in the value of DOT and, as a result, adversely impact an investment in the Shares.

A temporary or permanent “fork” or “clone” of the Polkadot Network could adversely affect the value of the Shares.

The Polkadot Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and Validators of DOT adopt the modification. When a modification is introduced and a substantial majority of users and Validators’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and Validators’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Polkadot Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of DOT running in parallel, yet lacking interchangeability. For example, in September 2022, the Ethereum Network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum Network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work.”

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum Classic, the original blockchain, and a new digital asset network as a result of the Ethereum Network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum Network to syphon approximately $60 million of Ether held by a decentralized autonomous organization into a segregated account. In response to the exploit, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the exploit. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several digital asset trading platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and Validators abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and Validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual Validator or validating pool’s validating power to exceed 50% of the validating power of a digital asset network that retained or attracted less validating power, thereby making digital asset networks that rely on proof-of-stake more susceptible to attack.

Digital asset networks and related protocols may also be cloned. Unlike a fork of a digital asset network, which modifies an existing blockchain, and results in two competing digital asset networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of DOT at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Polkadot Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, following the decentralized autonomous organization hack in July 2016, holders of Ether voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of Ether rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of DOT at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash network to launch Zclassic, a substantially identical version of the Zcash network that eliminated the founders’ reward. Following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash network launch on October 28, 2016.

If Validators expend less processing power on the Polkadot Network, it could increase the likelihood of a malicious actor obtaining control.

Validators ceasing operations would reduce the collective processing power on the Polkadot Network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Relay Chain until the next scheduled adjustment in difficulty for block solutions). If a reduction in processing power occurs, the Polkadot Network may be more vulnerable to a malicious actor obtaining control in excess of fifty percent (50%) of the processing power on the Polkadot Network. As a result, it may be possible for a bad actor to manipulate the Polkadot Network and hinder transactions. Any reduction in confidence in the confirmation process or processing power of the Polkadot Network may adversely affect an investment in the Trust.

Cancer nodes.

Cancer nodes are computers that appear to be participating in the Polkadot Network but that are not in fact connected to the Polkadot Network, which a malicious actor sets up to place users onto a separate network or disconnect them from the Polkadot Network. By using cancer nodes, a malicious actor can disconnect the target user from the DOT economy entirely by refusing to relay any blocks or transactions.

Double-spending risks.

A malicious actor may attempt to double spend DOT (i.e., allow for the same units of DOT to be spent on multiple occasions) by altering the formation of the blockchain, where the malicious actor has enough network control to confirm and post such transactions to the blockchain. In a double spending situation, the related record of the transaction, posted on the Polkadot Network, would become falsified. This could have a detrimental effect on both the sender and the receiver.

There are several ways a malicious actor could attempt a double-spend, including, but not limited to, sending two conflicting transactions to the network, and creating one transaction but sending the DOT before releasing that associated block to the blockchain, which would invalidate it. On an exchange with multiple currency trading pairs, it would be possible for a person or individual controlling the majority of a blockchain network to double-spend the coins they control and then subsequently trade them for other currency pairs and transfer them off the exchange to their own private wallet(s).

All double-spend attacks require that the miner time and execute the steps of its attack with sufficient speed and accuracy. Double-spend attacks require extensive coordination and are very expensive. Typically, transactions that allow for a zero-confirmation acceptance tend to be prone to these types of attacks. Accordingly, traders and merchants may execute instantaneous/zero-confirmation transactions only if they are of sufficiently low-value. Users and merchants can take additional precautions by adjusting their network software programs to connect only to other well-connected participants in the Polkadot Network and to disable incoming connections. Tactics to avoid double-spend such as requiring multiple confirmations can slow down transaction speeds on the Polkadot Network and could impact the value of DOT.

Flaws in source code.

It is possible that flaws or mistakes in the released and public source code could lead to catastrophic damage to DOT, the Polkadot Network, and any underlying technology. It is possible that contributors to the Polkadot Network would be unable to stop this damage before it spreads further. It is further possible that a dedicated team or a group of contributors or other technical group may attack the code, directly leading to catastrophic damage. In any of these situations, the value of the Shares of the Trust can be adversely affected.

In the past, flaws in the source code for digital asset networks have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. The cryptography underlying DOT could prove to be flawed, ineffective or negatively impacted by developments in mathematics and/or technology, such as advances in digital computing, algebraic geometry and quantum computing. In any of these circumstances, a malicious actor may be able to steal DOT held by others, which could adversely affect the demand for DOT and therefore adversely impact the price of DOT and the value of the Shares. Even if another digital asset other than DOT were affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including DOT, and therefore adversely affect the value of the Shares.

Denial of Service Attacks.

Many digital asset networks have been subjected to a number of denial of service attacks. A denial-of-service attack is a cyber attack that aims to disrupt a network’s normal functioning by overwhelming it with requests. For example, on September 14, 2021, the Solana Network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. It is possible that any similar denial-of-service attack on the Polkadot Network could impact the ability to transfer DOT and could have a material adverse effect on the price of DOT and the value of the Shares.

Proof-of-stake blockchains are a relatively recent innovation and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, and their associated digital assets — including the DOT held by the Trust — have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., Validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Trust’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Trust’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the value of the Trust’s assets.

Validators may suffer losses due to staking, which could make the Polkadot Network less attractive.

DOT faces significant competition from other digital assets as well as from other technologies or payment forms, such as Swift, ACH, remittance networks, credit cards and cash. There is no guarantee that DOT will become a dominant form of payment, store of value or method of exchange. DOT is also supported by fewer exchanges than more established digital assets, which could impact its liquidity.

Competition from other digital assets – including existing or future “forks” of the Polkadot Network – could have a negative impact on the price of DOT and adversely affect an investment in the Shares.

Validation on the Polkadot Network requires DOT to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Polkadot Network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. In addition, the Polkadot Network dictates requirements for participation in validation activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. In Polkadot’s Nominated Proof of Stake (NPoS) system, validator misconduct is deterred through a combination of slashing, disabling, and reputation penalties. Validators and nominators who stake tokens face consequences for validator misbehavior, which range from slashing to restrictions on network participation. Offenses to the Network incur different penalties depending on severity. For example, a validator could be penalized for inappropriate voting activity during the block inclusion and approval processes. Furthermore, the Polkadot Network requires the payment of base fees and the practice of paying tips is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of DOT. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage Validators’ willingness to participate in validation, discourage existing and future Validators from serving as such, and adversely impact the Polkadot Network’s adoption or the price of DOT. Any disruption of validation on the Polkadot Network could interfere with network operations and cause the Polkadot Network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of DOT to decrease.

The Polkadot Network faces scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains such as the Polkadot Network achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture.

As of March 31, 2026, the Polkadot Network handled approximately 21.99 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. DOT holders can also pay an additional tip to incentivize Validators to expedite their transaction. Increased fees and decreased settlement speeds could preclude use cases for DOT and could reduce demand for and the price of DOT, which could adversely impact the value of the Shares. At theoretical maximum, the current version of the Polkadot Network estimates that it has the ability to process 623,000+ TPS.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Polkadot Network transactions will be effective, or how long these mechanisms will take to become effective, or how long they will continue to be effective, which could adversely impact an investment in the Shares. Additionally, because the Polkadot Network also relies on cross-chain communication to process transactions between blockchains, delays can occur if there are bottlenecks in transaction finality on the source or destination chain or if DOT Validators take longer than expected to process a transaction.

Smart contracts are new and their ongoing development and operation may result in problems or be subject to errors or hacks, which could reduce the demand for DOT or cause a wider loss of confidence in the Polkadot Network, either of which could have an adverse impact on the value of DOT.

Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming (i.e., coding errors) can have damaging effects. For instance, coding errors may potentially create vulnerabilities that allow an attacker to drain the funds associated with the smart contract, cause issues or render the protocol unusable. Hackers have exploited vulnerabilities in various smart contract implementations, including those on the Polkadot Network, that have resulted in the loss of digital assets from accounts. For example, an attack in April of 2025 reportedly syphoned approximately 1,200 SOL from the Loopscale decentralized finance protocol housed on the Solana blockchain. In another example, in February of 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana blockchain, led to a $320 million theft of Ether. Other smart contracts, including bridges between blockchain networks and DeFi protocols, have also been manipulated, exploited, or used in ways that were not intended or envisioned by their creators, such that attackers syphoned over $2.2 billion worth of digital assets from smart contracts in 2024. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of DOT. In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users”. These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract.

Many applications associated with decentralized financial services (“DeFi”) are currently deployed on the Polkadot Network, and smart contracts relating to DeFi applications currently represent a significant source of demand for DOT. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Polkadot Network and represent a significant source of demand for ether, public confidence in the Polkadot Network itself could be negatively affected, and the value of DOT could decrease.

New competing digital assets may pose a challenge to DOT’s current market position, resulting in a reduction in demand for DOT, which could have a negative impact on the price of DOT and may have a negative impact on the performance of the Trust.

DOT faces significant competition from other digital assets as well as from other technologies or payment forms, such as Swift, ACH, remittance networks, credit cards and cash. There is no guarantee that DOT will become a dominant form of payment, store of value or method of exchange. DOT is also supported by fewer exchanges than more established digital assets, which could impact its liquidity.

Although the Polkadot Network presents advantages such as lower fees and faster transactions compared to other digital assets, it is possible that real or perceived shortcomings in the Polkadot Network, or technological, regulatory or other developments, including the failure to fully implement planned changes could result in a decline in popularity and acceptance of DOT and the Polkadot Network, and other digital assets and trading systems could become more widely accepted and used than the Polkadot Network. Promoters of other digital assets claim that those digital assets have solved certain of the purported drawbacks of the Polkadot Network, for example, improving stability or preventing inflation. If these digital assets are successful, such success could reduce demand for DOT and adversely affect the value of DOT and an investment in the Trust. It is currently unclear which digital assets, if any, will become and remain dominant, as the sector continues to innovate and evolve. Changes in the viability of any digital asset ecosystem may adversely impact pricing and liquidity of DOT and, therefore, of the Trust.

Competition from other consortia or private blockchains could have a negative impact on the price of DOT and adversely affect an investment in the Shares.

Many consortia and financial institutions that are potential DOT users are researching and investing resources into private or permissioned blockchain platforms that could compete with DOT to facilitate cross-currency transactions. These initiatives, such as Consensys’ Quorum, offer financial payment networks and have partnered with many financial institutions. However, unlike the Polkadot Network, these platforms do not necessarily require a native digital asset like DOT. In evaluating competing distributed ledger technologies, financial institutions may prefer permissioned blockchains without digital assets over the Polkadot Network and DOT in the future. If financial institutions choose to use permissioned blockchains without digital assets, the price of DOT may be negatively affected, which would adversely affect an investment in the Shares.

Competition from other exchange-traded products could adversely affect the value of the Shares.

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded DOT products. If the SEC were to approve many or all of the currently pending applications for such exchange-traded DOT products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position and the likelihood that the Trust will achieve initial market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. The Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a substandard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of DOT.

Competition from central bank digital currencies (“CBDCs”) could adversely affect the value of DOT and other digital assets.

Central banks have introduced digital forms of legal tender. China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. A recent study published by the Bank for International Settlements estimated that at least 36 central banks have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, DOT and other digital assets as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, DOT. As a result of any of the foregoing factors, the value of DOT could decrease, which could adversely affect an investment in the Trust.

Prices of DOT may be affected due to stablecoins, the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the DOT market through its investment in DOT. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past apparently impacted the price of DOT. Stablecoins are a relatively new phenomenon and it is impossible to know all of the risks that they could pose to participants in the DOT market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for DOT, raising its price, and also argue that those associated with certain stablecoins are involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. In October 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for DOT.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of DOT, and in turn, an investment in the Shares.

Operational cost may exceed the reward for validating transactions, and increased transaction fees may adversely affect the usage of the Polkadot Network.

If transaction confirmation fees become too high, the marketplace may be reluctant to use the Polkadot Network. This may result in decreased usage and limit expansion of the Polkadot Network in the retail, commercial, blockchain-based services sectors as well as in the payments space, adversely impacting investment in the Trust. Conversely, if the reward for Validators or the value of the transaction fees is insufficient to motivate Validators, they may cease to validate transactions.

Ultimately, if the rewards of new DOT and the costs of validating transactions grow disproportionately to one another, Validators may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Polkadot Network and could adversely affect the value of the DOT held by the Trust.

An acute cessation of Validator operations would reduce the collective processing power on the Polkadot Network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any such reduction in confidence in the transaction verification process may adversely impact the value of the Shares of the Trust or the ability of the Sponsor to operate.

Electricity usage.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. Although measuring the electricity consumed by the process of securing and maintaining digital asset networks is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions.

DOT uses a system called proof-of-stake to validate transactions. Anyone that owns the specific proof-of-stake digital asset can participate in staking, subject to certain minimum amounts as determined by the applicable proof-of-stake digital asset. Generally, the higher the amount staked by any actor, the higher the chances of being chosen by the applicable blockchain to act as Validator and reaping Validator rewards; in other words, the higher the stake, the higher the chances of earning a staking reward. This has led to the creation of staking pools, where third parties combine smaller stakes into large pools, which leads to higher returns for owners of small stakes, in return for a fee collected by the third parties.

Other digital asset networks may use a system called proof-of-work to validate transaction information. These networks are called proof-of-work because solving the encrypted hash takes time and energy, which acts as proof that work was done. Proof of work requires users to mine or complete complex computational puzzles before submitting new transactions to the network.

Proof-of-stake digital assets allow people to pledge or lock up some of their holdings as a way of vouching for the accuracy of newly added information. Meanwhile, proof-of-work digital assets require people to solve complex cryptographic puzzles — which can incur significant energy costs — before they are allowed to propose a new block. This expenditure of time, computing power and energy is intended to make the cost of fraud higher than the potential rewards of a dishonest action.

The operations of digital asset networks can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations, in the case of proof-of-work networks. Additionally, miners on proof-of-work networks may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.

The operations of the Polkadot Network and other digital asset networks may also consume significant amounts of energy, even though the Polkadot Network is generally considered to consume significantly less energy than other digital asset networks due to its proof-of-stake, rather than proof-of-work, transaction validation mechanism. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

If the digital asset award or transaction fees for recording transactions on the Polkadot Network are not sufficiently high to incentivize Validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, Validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of DOT and the value of the Shares.

If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Polkadot Network are not sufficiently high to incentivize Validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, Validators may cease expending validating power to validate blocks and confirmations of transactions on the Polkadot Network could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	A reduction in the processing power expended by Validators on the Polkadot Network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control.

●	Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If Validators demand higher transaction fees for recording transactions in the Polkadot Network or a software upgrade automatically charges fees for all transactions on the Polkadot Network, the cost of using DOT may increase and the marketplace may be reluctant to accept DOT. Alternatively, Validators could collude in an anti-competitive manner to reject low transaction fees on the Polkadot Network and force users to pay higher fees, thus reducing the attractiveness of the Polkadot Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Polkadot Network, the value of DOT and the value of the Shares.

●	To the extent that any Validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Polkadot Network until a block is validated by a Validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Polkadot Network and could prevent the Trust from completing transactions associated with the day-to-day operations of the Trust, including creations and redemptions of the Shares in exchange for DOT with Authorized Participants.

If regulators or public utilities take action that restricts or otherwise impacts validating activities generally, such actions could result in decreased security of a digital asset network, including the Polkadot Network, and consequently adversely impact the value of the Shares. This could adversely affect the price of DOT, or the operation of the Polkadot Network, and accordingly decrease the value of the Shares, by creating negative sentiment around digital assets generally.

Validators may cease to record transactions as a result of low transaction fees, which may adversely affect the usage of the Polkadot Network.

To the extent that any Validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Relay Chain until a block is solved by a Validator who does not require the payment of transaction fees or is willing to accept a lower fee, if there is one. Any widespread delays in the recording of transactions could result in a loss of confidence in the Polkadot Network, resulting in a decline in DOT prices.

Large-scale sales or distributions.

Some entities hold large amounts of DOT relative to other market participants, and to the extent such entities engage in large-scale hedging, sales or distributions on non-market terms, or sales in the ordinary course, it could result in a reduction in the price of DOT and adversely affect the value of the Shares. Additionally, political or economic crises may motivate large-scale acquisitions or sales of digital assets, including DOT, either globally or locally. Such large-scale sales or distributions could result in selling pressure that may reduce the price of DOT and adversely affect an investment in the Shares.

The largest DOT wallets are believed to hold, in aggregate, a significant percentage of the DOT in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of DOT, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of DOT.

Congestion or delay in the Polkadot Network may delay purchases or sales of DOT by the Trust.

The size of each block on the Polkadot Network is currently limited and is significantly below the level that centralized systems can provide. Increased transaction volume could result in delays in the recording of transactions due to congestion in the Polkadot Network. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Polkadot Network. Any delay in the Polkadot Network could affect the Authorized Participant’s ability to buy or sell DOT at an advantageous price resulting in decreased confidence in the Polkadot Network. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Polkadot Network and the value of the Trust’s Shares would be adversely affected.

Risks Associated with Investing in the Trust

Investment related risks.

Investing in DOT and, consequently, the Trust, is speculative. The price of DOT is volatile, and market movements of DOT are difficult to predict. Supply and demand changes rapidly and is affected by a variety of factors, including regulation and general economic trends, such as interest rates, availability of credit, credit defaults, inflation rates and economic uncertainty. All investments made by the Trust will risk the loss of capital. Therefore, an investment in the Trust involves a high degree of risk, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Trust’s investment program will be successful, that the Trust will achieve its investment objective or that there will be any return of capital invested to investors in the Trust, and investment results may vary.

The NAV or the Principal Market NAV may not always correspond to the market price of DOT.

The NAV or the Principal Market NAV of the Trust will change as fluctuations occur in the market price of the Trust’s DOT holdings. Shareholders should be aware that the public trading price per share may be different from the NAV for a number of reasons, including price volatility and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of DOT as reflected in the Pricing Benchmark.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of DOT per share.

Deviations between the Trust’s NAV and NAV per Share versus the Trust’s Principal Market NAV and Principal Market NAV per Share may occur.

The Trust uses the Pricing Benchmark to determine its NAV and NAV per Share. However, for financial statement purposes, the Trust’s DOT is carried at fair value as required by GAAP, which requires a determination based on the price of DOT on principal market as identified by the Trust as set for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). See “NAV Determinations” below. The Trust expects the applicable NAV and NAV per Share and corresponding Principal Market NAV and Principal Market NAV to accurately reflect the price of DOT. However, deviations can occur between the prices from the principal market chosen by the GAAP fair value methodology and Pricing Benchmark, which takes into consideration prices from all of the markets used to calculate the Pricing Benchmark.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of DOT may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of DOT to and by the DOT Custodians) encounter any unanticipated difficulties due to, for example, the price volatility of DOT, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the DOT Custodians, any operational issues that may arise from creating and redeeming Shares via cash transactions, the closing of DOT trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by miners, or other problems or disruptions affecting the Polkadot Network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying DOT may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, the Sponsor may suspend the process of creation and redemption of Baskets. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Polkadot Network, the processing of transactions on the Polkadot Network may be disrupted, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of DOT and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for DOT should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering DOT in return for Baskets, the price of Shares may diverge from the value of DOT.

Owning Shares is different from directly owning DOT.

Investors should be aware that the market value of Shares of the Trust may not have a direct relationship with the prevailing price of DOT, and changes in the prevailing price of DOT similarly will not necessarily result in a comparable change in the market value of Shares of the Trust. The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased DOT directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of the Exchange and Pricing Benchmark tracking risk. Investors will also forgo certain rights conferred by owning DOT directly, such as the right to claim airdrops.

Pricing Benchmark tracking risk.

Although the Trust will attempt to structure its portfolio so that investments track the Pricing Benchmark, the Trust may not achieve the desired degree of correlation between its performance and that of the Pricing Benchmark and thus may not achieve its investment objective. The difference in performance may be due to factors such as fees, transaction costs, redemptions of, and subscriptions for, Shares, pricing differences or the cost to the Trust of complying with various new or existing regulatory requirements.

Liquidity risk.

The ability of the Trust or a DOT Counterparty to buy or sell DOT may be adversely affected by limited trading volume, lack of a market maker in the digital asset markets, or legal restrictions. It is also possible that a DOT spot market or regulatory or governmental authority may suspend or restrict trading in DOT altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting DOT or other issues affecting counterparties. DOT is a new asset with a very limited trading history. Therefore, the markets for DOT may be less liquid and more volatile than other markets for more established products.

Shares of the Trust are intended to be listed and traded on the Exchange. There is no certainty that there will be liquidity available on the Exchange or that the market price will be in line with the NAV or the Principal Market NAV at any given time. There is also no guarantee that once the Shares of the Trust are listed or traded on the Exchange that they will remain so listed or traded.

If demand for Shares of the Trust exceeds the availability of DOT from exchanges and the Trust is not able to secure additional supply, Shares of the Trust may trade at a premium to their underlying value. Investors who pay a premium risk losing such premium if demand for the Shares of the Trust abates or the Sponsor is able to source more DOT. In such circumstances, Shares of the Trust could also trade at a discount.

Prior to their issuance, there was no public market for Shares of the Trust.

Counterparty risk.

The Sponsor, Trust, DOT Counterparty, and Authorized Participants are subject to counterparty risk. A DOT Counterparty may fail to deliver to the Trust’s accounts with the DOT Custodians the amount of DOT associated with a creation order, a DOT Counterparty may fail to deliver to the Trust’s account at the Cash Custodian the amount of cash associated with a redemption order, or the Cash Custodian may fail to deliver to the Authorized Participants at settlement the cash proceeds from the sale of DOT associated with a redemption order.

The value of the Shares may be influenced by a variety of factors unrelated to the value of DOT.

The value of the Shares may be influenced by a variety of factors unrelated to the price of DOT and the DOT exchanges included in the Pricing Benchmark that may have an adverse effect on the price of the Shares. These factors include, but are not limited to, the following factors:

●	Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of DOT have been developed specifically for this product;

●	The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●	The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s accounts with the DOT Custodians, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or

●	Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Polkadot Network may increase the potential for DOT to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The Administrator is solely responsible for determining the value of the Trust’s DOT, the Trust’s NAV and the Trust’s Principal Market NAV. The value of the Shares may experience an adverse effect in the event of any errors, discontinuance or changes in such valuation calculations.

The Administrator will determine the Trust’s NAV and the Trust’s Principal Market NAV. The Administrator’s determination is made utilizing data from the DOT Custodians’ operations and the Pricing Benchmark (in the case of the NAV) and the principal market for DOT as determined by the Trust (in the case of the Principal Market NAV). To the extent that the Trust’s NAV or the Principal Market NAV are incorrectly calculated, the Administrator may not be liable for any error and such misreporting of valuation data could adversely affect an investment in the Shares.

The Administrator determines the NAV of the Trust as of 4:00 p.m. ET on each Business Day as soon as practicable after that time and determines the Principal Market NAV as of 4:00 p.m. ET on the valuation date. If the Pricing Benchmark is not available, or if the Sponsor determines in good faith that the Pricing Benchmark does not reflect an accurate DOT price, then the Administrator will determine NAV by reference to the Trust’s principal market. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply, and the Sponsor may make this determination in its sole discretion.

The Trust is subject to the risk that the Administrator may calculate the Pricing Benchmark in a manner that ultimately inaccurately reflects the price of DOT. To the extent that the NAV, Principal Market NAV, the Pricing Benchmark, the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor, the Administrator nor the Trustee will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Pricing Benchmark or other valuation method used to calculate the NAV and Principal Market NAV of the Trust. Any such change in the Pricing Benchmark or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

DOT Counterparties’ buying and selling activity associated with the creation and redemption of Baskets may adversely affect an investment in the Shares.

The purchase of DOT in connection with Basket creation orders may cause the price of DOT to increase, which will result in higher prices for the Shares. Increases in the DOT prices may also occur as a result of DOT purchases by other market participants who attempt to benefit from an increase in the market price of DOT when Baskets are created. The market price of DOT may therefore decline immediately after Baskets are created.

Selling activity associated with sales of DOT in connection with redemption orders may decrease the DOT prices, which will result in lower prices for the Shares. Decreases in DOT prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of DOT as part of the creation and redemption process may have on the price of DOT, sales and purchases of DOT by similar investment vehicles (if developed) could impact the price of DOT. If the price of DOT declines, the trading price of the Shares will generally also decline.

The inability of DOT Counterparties to hedge their DOT exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants and market makers will generally want to hedge their exposure in connection with Basket creation and redemption orders. To the extent Authorized Participants and market makers are unable to hedge their exposure due to market conditions (e.g., insufficient DOT liquidity in the market, inability to locate an appropriate hedge counterparty, etc.), such conditions may make it difficult for Authorized Participants to create or redeem Baskets (or cause them to not create or redeem Baskets). In addition, the hedging mechanisms employed by DOT Counterparties to hedge their exposure to DOT may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of Shares and the spread at which Shares trade on the open market. The liquidity of the market will depend on, among other things, the adoption of DOT and the commercial and speculative interest in the market.

Arbitrage transactions intended to keep the price of Shares closely linked to the price of DOT may be problematic if the process for the creation and redemption of Baskets encounters difficulties, which may adversely affect an investment in the Shares.

If the processes of creation and redemption of the Shares encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying DOT may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of DOT and may fall.

Security threats and cyber-attacks could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, cyber-attacks, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. Multiple thefts of DOT and other digital assets from other holders have occurred in the past. For example, an attack in April of 2025 reportedly syphoned approximately 1,200 SOL from the Loopscale decentralized finance protocol housed on the Solana blockchain. In another example, in February of 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana blockchains, led to a $320 million theft of Ether.

Because of the decentralized process for transferring DOT, thefts can be difficult to trace, which may make DOT a particularly attractive target for theft. Cyber security failures or breaches of one or more of the Trust’s service providers (including but not limited to, the Benchmark Provider, the Transfer Agent, the Administrator, or the DOT Custodians) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cybersecurity breaches of those technological or information systems. Security breaches, computer malware, ransomware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s DOT held in the Trust’s accounts with the DOT Custodians will be appealing targets to hackers or malware distributors seeking to destroy, damage or steal the Trust’s DOT or private keys and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the DOT Custodians are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s DOT may be subject to theft, loss, destruction or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s DOT. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust. Access to the Trust’s DOT could be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack).

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the DOT Custodians, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s accounts with the DOT Custodians, the private keys (and therefore DOT) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the DOT Custodians, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the DOT Custodians may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of one of the Trust’s accounts with the DOT Custodians could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor has established business continuity plans and systems that it believes are reasonably designed to prevent cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Trust’s holdings of DOT are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources, including insurance coverage, sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, as noted below, the Trust’s DOT Custodians have extraordinarily limited liability to the Trust, which may adversely affect the Trust’s ability to seek recovery from them, even when they are at fault.

It may not be possible, either because of a lack of available policies or because of prohibitive cost, for the Trust to obtain insurance that would cover losses of the Trust’s DOT. If an uninsured loss occurs or a loss exceeds policy limits, the Trust could lose all of its assets.

The DOT Custodians could become insolvent.

The Trust’s assets will be held in one or more accounts maintained for the Trust by the DOT Custodians or at other custodian banks which may be located in other jurisdictions. The DOT Custodians are not depository institutions as they are not insured by the FDIC. The insolvency of the DOT Custodians or of any broker, custodian bank or clearing corporation used by the DOT Custodians, may result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets. Additionally, custody of digital assets presents inherent and unique risks relating to access loss, theft and means of recourse in such scenarios.

The Trust may change the custodial arrangements described in this Annual Report on Form 10-K at any time without prior notice to Shareholders.

The Trust is subject to risks due to its concentration of investments in a single asset.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset within a single asset class. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with DOT and digital assets. By concentrating its investment strategy solely in DOT, any losses suffered as a result of a decrease in the value of DOT can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

The lack of active trading markets for the Shares may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Shares will be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, may be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There can be no assurance that the Trust will achieve its investment objective. Prospective investors should read this entire Prospectus and consult with their own advisers before subscribing for Shares. Factors that may affect the Trust’s ability to meet its investment objective include: (1) The Trust’s, a DOT Counterparty’s or an Authorized Participant’s ability to purchase and sell or transfer and receive DOT in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the Polkadot Network; (3) the DOT market becoming illiquid or disrupted; (4) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (5) early or unanticipated closings of the markets on which DOT trades, resulting in the inability of Authorized Participants to execute intended portfolio transactions; and (6) accounting standards.

The amount of DOT represented by the Shares is expected to decline over time.

The amount of DOT represented by the Shares will continue to be reduced during the life of the Trust due to the transfer of the Trust’s DOT to pay for the Sponsor Fee and other liabilities.

Each outstanding Share represents a fractional, undivided interest in the DOT held by the Trust. The Trust does not generate any income and transfers DOT to pay for the Sponsor Fee and other liabilities. Therefore, the amount of DOT represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional DOT over time, as the amount of DOT required to create Shares proportionally reflects the amount of DOT represented by the Shares outstanding at the time of such Basket being created. Assuming a constant DOT price, the trading price of the Shares is expected to gradually decline relative to the price of DOT as the amount of DOT represented by the Shares gradually declines.

Shareholders should be aware that the gradual decline in the amount of DOT represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of DOT.

The development and commercialization of the Trust is subject to competitive pressures.

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot DOT market or other digital assets. If the SEC were to approve many or all of the currently pending applications for such exchange-traded DOT products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all.

The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, and the likelihood that the Trust will achieve initial market acceptance and could have a detrimental effect on the scale and sustainability of the Trust and the Sponsor’s ability to generate meaningful revenues from the Trust.

If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of DOT. There can be no assurance that the Trust will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Trust and the Sponsor are successful in achieving the intended scale for the Trust may be impacted by a range of factors, such as the Trust’s timing in entering the market and its fee structure relative to those of competitive products.

A loss of confidence in or breach of a DOT Custodian may adversely affect the Trust and the value of an investment in the Shares.

Custody and security services for the Trust’s DOT are provided by the DOT Custodians, although the Trust may retain one or more additional DOT custodians at a later date. DOT held by the Trust may be custodied or secured in different ways (for example, a portion of the Trust’s DOT holdings may be custodied by the DOT Custodians and another portion by another third-party custodian). Over time, the Trust may change the custody or security arrangement for all or a portion of its holdings. The Sponsor will decide the appropriate custody and arrangements based on, among other factors, the availability of experienced DOT custodians and the Trust’s ability to securely safeguard the DOT.

The DOT Custodians custody most or all of its DOT holdings. A loss of confidence in or breach of a DOT Custodian may adversely affect the Trust and the value of an investment in the Shares.

The Sponsor may need to find and appoint a replacement custodian or prime broker quickly, which could pose a challenge to the safekeeping of the Trust’s DOT.

The Sponsor could decide to replace any of the DOT Custodians as custodians of the Trust’s DOT or the Prime Broker as the provider of prime brokerages to the Trust. Transferring maintenance responsibilities of the Trust’s accounts with the DOT Custodians and the Prime Broker to another party will likely be complex and could subject the Trust’s DOT to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor may not be able to find a party willing to serve as a DOT Custodian under the same terms as the current Custodial Services Agreements, or as the Prime Broker under the same terms as the current Prime Broker Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as a DOT Custodian or the Prime Broker, as applicable, the Sponsor may be required to terminate the Trust and liquidate the Trust’s DOT. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified custodial services agreement or prime broker agreement that costs more, the value of the Shares could be adversely affected.

Lack of recourse.

The DOT Custodians have limited liability, impairing the ability of the Trust to recover losses relating to its DOT and any recovery may be limited, even in the event of fraud. In addition, the DOT Custodians may not be liable for any delay in performance of any of its custodial obligations by reason of any cause beyond its reasonable control, including force majeure events, war or terrorism, and may not be liable for any system failure or third-party penetration of its systems. As a result, the recourse of the Trust to the DOT Custodians may be limited.

Under the Coinbase Custodial Services Agreement, the Coinbase Custodian’s liability is limited to the greater of (i) the market value of the Trust’s DOT held by the Coinbase Custodian at the time the events giving rise to the liability occurred and (ii) the fair market value of the Trust’s DOT held by the Coinbase Custodian at the time that the Coinbase Custodian notifies the Sponsor or Trustee in writing, or the Sponsor or the Trustee otherwise has actual knowledge of the events giving rise to the liability.

Under the BitGo Custodial Services Agreement, the BitGo Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the relevant agreement during the twelve-month period immediately preceding the first incident that caused the liability.

In addition, the BitGo Custodian shall not be liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which results directly or indirectly from any cause or condition beyond the reasonable control of the BitGo Custodian, including, but not limited to, any delay or failure due to an act of God, natural disasters, act of civil or military authorities, act of terrorists, including, but not limited to, cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the BitGo Custodian.

Under the Trust Agreement, the Trustee and the Sponsor are not liable for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholder to Trustee or the Sponsor may be limited.

The Benchmark Provider has limited liability relating to the use of the Pricing Benchmark, impairing the ability of the Trust to recover losses relating to its use of the Pricing Benchmark. The Benchmark Provider does not guarantee the accuracy, completeness, or performance of the Pricing Benchmark or the data included therein and shall have no liability in connection with the Pricing Benchmark calculation, errors, omissions or interruptions of the Pricing Benchmark or any data included therein. The Pricing Benchmark could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Administrator, the Transfer Agent, the DOT Custodians or the Prime Broker.

Each of the Sponsor, the Trustee, the Administrator, the Transfer Agent, the DOT Custodians, and the Prime Broker has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, the Trustee, the Administrator, the Transfer Agent, the DOT Custodians or the Prime Broker may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the DOT holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding DOT. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of DOT. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its DOT and any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer DOT may adversely affect the value of the Shares. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its DOT. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Amendment of Trust Agreement without Shareholder consent.

Subject to certain exceptions set forth in the Trust Agreement, the Trust Agreement can be amended by the Sponsor in its sole discretion and without the shareholders’ consent by making an amendment, an agreement supplemental to the Trust Agreement, or an amended and restated trust agreement, which amendments may materially adversely affect the interests of the Shareholders.

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

●	The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●	The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;

●	The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;

●	The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	The Sponsor, its affiliates and their respective officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust; and

●	Affiliates of the Sponsor have substantial direct investments in DOT that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the value of the Shares.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement.

Further, the Sponsor may have a conflict with respect to any future transactions that may be entered into with either the Sponsor’s ultimate parent company, FalconX, a leading institutional digital asset prime brokerage, or with any of the other affiliates of FalconX.

The Sponsor’s receipt of a portion of staking rewards may create conflicts of interest.

The Trust will pay a portion of the staking rewards generated by Staking Activities after deduction of the Staking Provider Consideration to the Sponsor, and the Trust will retain the remainder. This arrangement creates a financial incentive for the Sponsor to maximize the amount of DOT staked by the Trust, as higher levels of staked DOT would generally result in greater staking rewards to the Sponsor. However, the Sponsor’s interest in maximizing staking rewards may conflict with the Trust’s need to maintain sufficient liquid DOT to meet redemption requests and other operational requirements. If the Sponsor directs the Trust to stake excessive amounts of DOT relative to the Trust’s liquidity needs, the Trust could become unable to timely meet redemption requests in amounts that are greater than the portion of the Trust’s DOT that remains unstaked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program.

As of March 31, 2026, the Trust had staked approximately 92.40% of its DOT holdings, which represents the substantial majority of its assets. At this level of staking, the Trust’s ability to satisfy redemption requests from unstaked DOT is limited to approximately 7.60% of the Trust’s holdings. Any redemption request exceeding that threshold would require the Trust to initiate unbonding of staked DOT, which is subject to an approximately 28-day unbonding period imposed by the Polkadot Network.

While the Trust’s staking policies are designed to balance expected yield against potential risks and is based on various factors including historical redemption patterns and liquidity analysis, the Sponsor has sole discretion in determining the amount of DOT to stake. Shareholders have no ability to influence or override the Sponsor’s determinations regarding staking levels. The Sponsor’s financial interest in staking rewards may cause it to prioritize staking income over maintaining adequate liquidity reserves, particularly during periods when staking yields are attractive relative to the costs and risks of maintaining liquid DOT reserves.

Any inability to meet redemption requests in a timely manner due to excessive staking could harm Authorized Participants’ ability to effectively arbitrage the Trust’s Shares, potentially causing the Shares to trade at significant premiums or discounts to NAV. This could result in Shareholders being unable to exit their positions at fair value or being forced to accept delays in redemption processing, either of which could cause substantial losses to Shareholders.

Unforeseeable risks.

DOT has gained commercial acceptance only within recent years and, as a result, there is little data on its long-term investment potential. Additionally, due to the rapidly evolving nature of the DOT market, including advancements in the underlying technology or advancements in competing technologies, changes to DOT may expose investors in the Trust to additional risks which are impossible to predict.

Risks Associated with the Pricing Benchmark and Pricing Benchmark Pricing

The Pricing Benchmark has a limited history.

The Pricing Benchmark was developed by the Benchmark Provider and has a limited performance history. Although the Pricing Benchmark is based on materially the same methodology (except calculation time) as CME CF Polkadot – Dollar Reference Rate, which was first introduced on April 25, 2022. The Pricing Benchmark itself has only been in operation since December 9, 2024, and the Pricing Benchmark has only featured its current roster of Constituent Exchanges since August 29, 2025. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Pricing Benchmark’s performance. The Benchmark Provider has substantial discretion at any time to change the methodology used to calculate the Pricing Benchmark, including the spot markets that contribute prices to the Trust’s NAV. The Benchmark Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Pricing Benchmark will appropriately track the price of DOT in the future. The Benchmark Provider has no obligation to take the needs of the Trust or the Shareholders into consideration in determining, composing, or calculating the Pricing Benchmark.

Pricing sources used by the Pricing Benchmark are digital asset spot markets that facilitate the buying and selling of DOT and other digital assets. Although many pricing sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of DOT may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of DOT used in Pricing Benchmark calculations and, therefore, could adversely affect the DOT price as reflected by the Pricing Benchmark.

The Pricing Benchmark is based on various inputs which include price data from various third-party DOT spot markets. The Benchmark Provider does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

Right to change the Pricing Benchmark.

The Sponsor, in its sole discretion, may cause the Trust to track (or price its portfolio based upon) a pricing benchmark or standard other than the Pricing Benchmark at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another pricing benchmark or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to the following:

●	Third parties may be able to purchase and sell DOT on public or private markets not included among the Constituent Exchanges, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price.

●	There may be variances in the prices of DOT on the various Constituent Exchanges, including as a result of differences in fee structures or administrative procedures on different Constituent Exchanges.

●	The prices on each Constituent Exchange or pricing source may not be equal to the value of DOT as represented by the Pricing Benchmark.

●	To the extent the Pricing Benchmark price differs materially from the actual prices available on a Constituent Exchange, or the global market price of DOT, the price of the Shares may no longer track, whether temporarily or over time, the global market price of DOT, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of DOT.

●	To the extent market prices differ materially from the Pricing Benchmark price, investors may lose confidence in the Shares’ ability to track the market price of DOT, which could adversely affect the value of the Shares.

The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance.

Risks related to pricing.

As set forth under ”NAV Determinations” below, the Trust’s portfolio will be priced, including for purposes of determining the NAV, based upon the Pricing Benchmark. The price of DOT in U.S. Dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV.

The NAV or the Principal Market NAV of the Trust will change as fluctuations occur in the market price of the Trust’s DOT holdings as reflected in the Pricing Benchmark. Shareholders should be aware that the public trading price per Share may be different from the NAV and the Principal Market NAV for a number of reasons, including price volatility, trading activity, the closing of DOT trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of DOT.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of DOT per Share.

Shareholders also should note that the size of the Trust in terms of total DOT held may change substantially over time and as Baskets are created and redeemed.

In the event that the value of the Trust’s DOT holdings or DOT holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

Regulatory Risk

DOT’s status as being offered or sold as a “security” under U.S. federal securities laws remains unsettled.

The SEC has asserted its belief that a number of digital assets are properly classified as “securities” under U.S. federal securities laws in a number of complaints against the issuers of such assets, or against platforms trading or transacting in such assets. Courts have agreed that such assets may have been offered or sold in transactions that constituted securities, or have agreed that the SEC has a plausible case that such assets may have been offered or sold in transactions that constituted securities. In future litigation, other courts might disagree with the assessment that these or other digital assets, such as DOT, are offered or sold as securities depending on the characteristics of the transaction. To the extent that a court were to find that the Trust had engaged in unregistered sales of securities, the Trust would be subject to penalties, disgorgement and other sanctions, which would significantly negatively impact the Trust and the value of the Shares.

In accordance with the Sponsor’s internal policies and procedures, the Sponsor engaged in a review process to determine whether DOT has been offered or sold as a security and based on the review it has determined it has not. The Sponsor has reviewed publicly available materials relating to DOT and the Foundation. Among other things, the Sponsor has reviewed publicly available materials relating to the circumstances around the creation of DOT, the market and technological needs that the Polkadot Network was intended to address, the Polkadot Network’s role in enabling blockchain interoperability and cross-blockchain communications, the Polkadot Network’s consensus mechanism and the Foundation’s marketing and delivery of the product to initial customers. Based on the Sponsor’s review of these materials, the Sponsor believes there is a reasonable basis to conclude that at this time offers and sales of DOT would not constitute offers and sales of a “security” as that term is defined under Section 2(a)(1) of the Securities Act. This determination is a risk-based judgment by the Sponsor that is attendant with legal risk as it is possible regulatory agencies or courts could disagree with this determination.

If DOT is determined to be offered or sold as a security by a federal court or transactions in DOT are determined to be securities transactions by a federal court, the Trust could be considered an unregistered “investment company” under the 1940 Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the 1940 Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

It may also become more difficult for DOT to be traded, cleared and custodied as compared to other digital assets that are not considered to be offered or sold as securities, which could in turn negatively affect the liquidity and general acceptance of DOT and cause users to migrate to other digital assets. Further, if any other digital asset with widespread markets is determined to be offered or sold as a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for DOT as a digital asset due to negative publicity or a decline in the general acceptance of digital assets. In addition, digital asset trading platforms that feature digital assets that are determined to be offered or sold as securities may face penalties or be required to shut down if they do not have the licenses required to facilitate electronic markets in securities, which could result in a reduction of the liquidity of DOT markets. As such, any determination that DOT or any other digital asset is offered or sold as a security under federal or state securities laws may adversely affect the price of DOT and, as a result, the value of the Shares.

To the extent that DOT is deemed to fall within the definition of being offered or sold as a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the 1940 Act and the Advisers Act. The Sponsor or the Trust may be required to register as an investment adviser under the Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s DOT at a time that is disadvantageous to Shareholders.

There is a lack of consensus regarding the regulation of digital assets, including DOT.

Regulation of digital assets continues to evolve across different jurisdictions worldwide, which may cause uncertainty and insecurity as to the legal and tax status of a given digital asset. As DOT and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

For example, certain events in 2022, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, or similar future events, may amplify and/or accelerate these trends. In January  2023, the federal banking agencies issued a joint statement on digital-asset risks to banking organizations following events which exposed vulnerabilities in the digital-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from digital-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in digital-asset related activities or have concentrated exposures to the digital-asset sector.

U.S. federal and state regulators have issued reports and releases concerning digital assets, including DOT and digital asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning digital assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the digital asset industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is difficult to predict how these and other related events will affect us or the digital asset business.

It is not possible to predict whether Congress will grant additional authorities to the SEC or to other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and DOT held by the Trust more specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

The Financial Crimes Enforcement Network (“FinCEN”) requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. In 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the BSA by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In a March 2018 letter from FinCEN’s assistant secretary for legislative affairs to U.S. Senator Ron Wyden, the assistant secretary indicated that under current law both the developers and the exchanges involved in the sale of tokens in an initial coin offering may be required to register with FinCEN as money transmitters and comply with the anti-money laundering regulations applicable to money transmitters.

OFAC has added digital asset addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether DOT that has been associated with such addresses in the past can be easily sold. This “tainted” DOT may trade at a substantial discount to untainted DOT. Reduced fungibility in the DOT markets may reduce the liquidity of DOT and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

In February  2022, Representative Warren Davidson introduced the “Keep Your Coins Act,” which is intended “[t]o prohibit Federal agencies from restricting the use of convertible virtual currency by a person to purchase goods or services for the person’s own use, and for other purposes.”

In March 2022, Senators Elizabeth Warren, Jack Reed, Mark Warner, and Jon Tester introduced the Digital Asset Sanctions Compliance Enhancement Act in an attempt to ensure blacklisted Russian individuals and businesses do not use digital assets to evade economic sanctions.

In January 2025, President Trump issued an executive order titled “Executive Order on Strengthening American Leadership in Digital Financial Technology” that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and digital assets that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States.

In March 2022, Representative Stephen Lynch, along with co-sponsors Jesús G. García, Rashida Tlaib, Ayanna Pressley, and Alma Adams, introduced H.R. 7231, the Electronic Currency and Secure Hardware Act (“ECASH Act”), which would direct the Secretary of the U.S. Treasury Department (not the Federal Reserve) to develop and issue a digital analogue to the U.S. dollar, or “e-cash,” which is intended to “replicate and preserve the privacy, anonymity-respecting, and minimal transactional data-generating properties of physical currency instruments such as coins and notes to the greatest extent technically and practically possible,” all without requiring a bank account. E-cash would be legal tender, payable to the bearer and functionally identical to physical U.S. coins and notes, “capable of instantaneous, final, direct, peer-to-peer, offline transactions using secured hardware devices that do not involve or require subsequent or final settlement on or via a common or distributed ledger, or any other additional approval or validation by the United States Government or any other third party payments processing intermediary,” including fully anonymous transactions, and “interoperable with all existing financial institutions and payment systems and generally accepted payments standards and network protocols, as well as other public payments programs.”

In April 2022, Senator Pat Toomey released a draft of his Stablecoin Transparency of Reserves and Uniform Safe Transactions Act, or Stablecoin TRUST Act. The draft bill contemplates a “payment stablecoin,” which is convertible directly to fiat currency by the issuer. Only an insured depository institution, a money transmitting business (authorized by its respective state authority) or a new “national limited payment stablecoin issuer” would be eligible to issue payment stablecoins. Additionally, payment stablecoins would be exempt from the federal securities requirements, including the Securities Act, the Exchange Act and the 1940 Act.

In June 2022, Senators Kirsten Gillibrand and Cynthia Lummis introduced the “Responsible Financial Innovation Act,” which was drafted to “create a complete regulatory framework for digital assets that encourages responsible financial innovation, flexibility, transparency and robust consumer protections while integrating digital assets into existing law.” Importantly, the legislation would assign regulatory authority over digital asset spot markets to the CFTC and codify that digital assets that meet the definition of a commodity, such as bitcoin and ether, would be regulated by the CFTC.

In 2023, Congress continued to consider several stand-alone digital asset bills, including a formal process to determine when digital assets will be treated as either securities to be regulated by the SEC or commodities under the purview of the CFTC, what type of federal/state regulatory regime will exist for payment stablecoins and how the BSA will apply to digital asset providers. The Financial Innovation and Technology for the 21st Century Act (“FIT21”) advanced through the United States House of Representatives in a vote along bipartisan lines.

FIT21 would require the SEC and the CFTC to jointly issue rules or guidance that would outline their process in delisting a digital asset that they deem inconsistent with the CEA, federal securities laws and FIT21. The bill, in part, would also provide a certification process for blockchains to be recognized as decentralized, which would allow the SEC to challenge claims made by token issuers about meeting the outlined standards.

Legislative efforts have also focused on setting criteria for stablecoin issuers and what rules will govern redeemability and collateral. The Clarity for Payment Stablecoins Act of 2023, as introduced by House Finance Committee Chair Patrick McHenry (the “McHenry Bill”), would make it unlawful for any entity other than a permitted payment stablecoin issuer to issue a payment stablecoin. The McHenry Bill would establish bank-like regulation and supervision for federal qualified nonbank payment stablecoin issuers. These requirements include capital, liquidity and risk management requirements, application of the BSA and the Gramm-Leach-Bliley Act’s customer privacy requirements, certain activities limits, and broad supervision and enforcement authority. The McHenry Bill would grant state regulators primary supervision, examination and enforcement authority over state stablecoin issuers, leaving the Federal Reserve Board with secondary, backup enforcement authority for “exigent” circumstances. The McHenry Bill would also amend the Investment Advisers Act of 1940 (the “Advisers Act”), the 1940 Act, the Securities Act, the Exchange Act and the Securities Investor Protection Act of 1970 to specify that payment stablecoins are not securities for purposes of those federal securities laws. In February 2025, Sen. Bill Hagerty introduced the Guiding and Establishing National Innovation for U.S. Stablecoins of 2025 Act – the GENIUS Act – cosponsored by Senate Banking Chair Tim Scott and Sens. Kirsten Gillibrand and Cynthia Lummis, which would establish a U.S. regulatory framework for payment stablecoins. The GENIUS Act was passed by the U.S. Senate in June 2025 and by the U.S. House of Representatives in July 2025. It was signed into law by President Trump in July 2025. Like the McHenry Bill, the GENIUS Act provides for a regulatory framework where payment stablecoin issuers may be either a subsidiary of an insured bank, an uninsured depository institution or trust bank, or a nonbank, and primarily regulated at either the federal or state level. It also provides for stablecoin reserve requirements and requires bank-like regulation for both bank and nonbank stablecoin issuers.

Several other bills have advanced through Congress to curb digital assets as a payment gateway for illicit activity and money laundering. The “Blockchain Regulatory Clarity Act” would provide clarity to the regulatory classification of digital assets, providing market certainty for innovators and clear jurisdictional boundaries for regulators by affirming that blockchain developers and other related service providers that do not custody customer funds are not money transmitters. The “Financial Technology Protection Act,” another bipartisan measure, would set up an independent Financial Technology Working Group to combat terrorism and illicit financing in digital assets. The “Blockchain Regulatory Certainty Act” aims to protect certain blockchain platforms from being designated as money-services businesses. Both acts advanced through the House with bipartisan support.

In a similar effort to prevent money laundering and stop digital asset-facilitated crime and sanctions violations, bipartisan legislation was introduced to require DeFi services to meet the same anti-money laundering and economic sanctions compliance obligations as other financial companies. DeFi generally refers to applications that facilitate peer-to-peer financial transactions that are recorded on blockchains. By design, DeFi provides anonymity, which can allow malicious and criminal actors to evade traditional financial regulatory tools. Noting that transparency and sensible rules are vital for protecting the financial system from crime, the “Crypto-Asset National Security Enhancement and Enforcement (‘CANSEE’) Act” was introduced. The CANSEE Act would end special treatment for DeFi by applying the same national security laws that apply to banks and securities brokers, casinos and pawn shops, and other digital asset companies like centralized trading platforms. DeFi services would be forced to meet basic obligations, most notably to maintain anti-money laundering programs, conduct due diligence on their customers, and report suspicious transactions to FinCEN.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of DOT and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

The transparency of blockchains has in the past facilitated investigations by law enforcement agencies. However, certain privacy-enhancing features have been or are expected to be introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction histories. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

In addition, a determination that DOT is offered or sold as a security under U.S. or foreign law could adversely affect an investment in the Trust.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the 1940 Act or commodity pools under the CEA.

The 1940 Act establishes a comprehensive federal regulatory framework for investment companies. Regulation of investment companies under the 1940 Act is designed to, among other things: prevent insiders from managing the companies to their benefit and to the detriment of public investors; prevent the inequitable or discriminate issuance of investment company securities and prevent the use of unsound or misleading methods of computing asset values. For example, registered investment companies subject to the 1940 Act must have a board of directors, a certain minimum percentage of whom must be independent (generally, at least a majority). Further, after an initial two-year period, such registered investment companies’ advisory and sub-advisory contracts must be annually reapproved by a majority of (1) the entire board of directors and (2) the independent directors. Additionally, such registered investment companies are subject to prohibitions and restrictions on transactions with their affiliates and required to maintain fund assets with special types of custodians (generally, banks or broker-dealers). Moreover, such registered investment companies are subject to significant limits on the use of leverage, as well as limits on the form of capital structure and the types of securities a registered fund can issue.

The Trust is not registered as an investment company under the 1940 Act, and the Sponsor believes that the Trust is not permitted or required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Future and current laws and regulations by a United States or foreign government or quasi-governmental agencies could have an adverse effect on an investment in the Trust.

The regulation of DOT and related products and services continues to evolve, may take many different forms and will, therefore, impact DOT and its usage in a variety of manners. The inconsistent, unpredictable, and sometimes conflicting regulatory landscape may make it more difficult for DOT businesses to provide services, which may impede the growth of the DOT economy and have an adverse effect on consumer adoption of DOT. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate. Additionally, changes to current regulatory determinations that DOT is not offered or sold as a security, changes to regulations surrounding digital asset futures or derivatives or other related products, or actions by a United States or foreign government or quasi-governmental agencies exerting regulatory authority over DOT, the Polkadot Network, DOT trading, or related activities impacting other parts of the digital asset market, may adversely impact DOT and therefore may have an adverse effect on the value of your investment in the Trust.

A number of jurisdictions worldwide have adopted prohibitions or restrictions on DOT trading and other activity relating to digital assets which could negatively affect DOT prices or demand. For instance, some observers believe that Chinese governmental regulatory actions regarding digital asset mining and trading activity were one factor that contributed to the drawdowns in global DOT prices in May 2021. During that time, the price of DOT dropped approximately 56% from $49.69 to $22.01. Some of this decrease was a direct result of a technical issue on May 23, 2021, during which the nodes failed due to a Validator election. The technical issue was solved in less than an hour and half during which the Validator operators were asked to downgrade their Validators.

The legal status of DOT and other digital assets varies substantially from country to country. In many countries, the legal status of DOT is still undefined or changing. Some countries have deemed the usage of certain digital assets illegal. Other countries have banned digital assets or securities or derivatives in respect to them (including for certain categories of investors), banned the local banks from working with digital assets or have restricted digital assets in other ways. For example, DOT and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions, such as the European Union, China, the United Kingdom, Australia, Russia, Israel, Poland, India and Canada. In some countries, such as the United States, different government agencies define digital assets differently, leading to further regulatory conflict and uncertainty.

In addition, cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including DOT. The effect of any existing regulation or future regulatory change on the Trust or DOT is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

If the CFTC determines that DOT is a “commodity” under the CEA and the rules thereunder, it may have jurisdiction to prosecute fraud and market manipulation in the cash, or spot, market for DOT. The CFTC may pursue enforcement actions relating to fraud and market manipulation involving DOT and DOT markets. Beyond instances of fraud or manipulation, the CFTC generally would not oversee cash or spot market exchanges or transactions involving DOT that do not use collateral, leverage, or financing.

Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect DOT, particularly with respect to DOT spot markets, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Countries may, in the future, explicitly restrict, outlaw or curtail the acquisition, use, trade or redemption of DOT. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of DOT by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the DOT economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of DOT, and, in turn, the value of the Shares.

Any change in regulation in any particular jurisdiction may impact the supply and demand of that specific jurisdiction and other jurisdictions due to the global network of exchanges for DOT, as well as composite prices used to calculate the underlying value of the Trust’s DOT, as such data sources span multiple jurisdictions.

Future legal or regulatory developments may negatively affect the value of DOT or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to incur unforeseen expenses or liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which DOT are treated for classification and clearing purposes. In particular, although DOT is currently understood to be a commodity when transacted on a spot basis, DOT itself in the future might be classified by the CFTC as a “commodity interest” under the CEA, subjecting all transactions in DOT to full CFTC regulatory jurisdiction. Alternatively, in the future DOT might be classified by the SEC or one or more federal courts as being offered or sold as a “security” under U.S. federal securities laws. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. In particular, the Trust may be required to rapidly unwind its entire position in DOT at potentially unfavorable prices and potentially terminate, in the event that transactions of DOT were determined to fall under the definition of being offered or sold as securities under U.S. securities laws. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders. As of the date of this Annual Report on Form 10-K, the Sponsor is not aware of any rules that have been proposed to regulate DOT as a commodity interest or as being offered or sold as a security.

To the extent that DOT is determined to be offered or sold as a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Advisers Act. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s DOT at a time that is disadvantageous to Shareholders. Alternatively, compliance with these requirements could result in additional expenses to the Trust or significantly limit the ability of the Trust to pursue its investment objective.

To the extent that DOT is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading advisor with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s DOT at a time that is disadvantageous to Shareholders.

The SEC has recently proposed rule changes amending and redesignating rule 206(4)-2 under the Advisers Act (the “Custody Rule”). The proposed “Safeguarding Rule” would amend the definition of a “qualified custodian” under the Custody Rule and expand the scope of the Custody Rule to cover all digital assets, including DOT, and related advisory activities. If enacted as proposed, these rule changes would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including DOT. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the DOT Custodians. It is possible that such amendments, if adopted, could prevent the DOT Custodians from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the DOT Custodians currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of DOT) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected. Further, the proposed amendments could have a severe negative impact on the price of DOT and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to DOT, or causing certain holders of DOT to sell their holdings.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to an Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participants’ clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate such Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause an Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If an Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will receive them in a timely manner. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of an Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity in a timely manner. An Authorized Participant may also instead decide to terminate its role as an Authorized Participant of the Trust, or the Sponsor may decide to terminate the Trust. Termination by an Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

As described below under “United States Federal Income Tax Consequences — Taxation of U.S. Shareholders,” it is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust, including gains and losses realized in connection with the use or sale of DOT to pay Trust expenses or facilitate redemption transactions, as well as any amounts received in connection with staking, as applicable. The Trust does expect to make quarterly distributions to Shareholders, and accordingly any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. If a Shareholder sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

The tax treatment of DOT and transactions involving DOT for United States federal income tax purposes may change.

Under current IRS guidance, DOT is treated as property, not as currency, for U.S. federal income tax purposes and transactions involving payment in DOT in return for goods and services are treated as barter exchanges. Such exchanges result in capital gain or loss measured by the difference between the price at which DOT is exchanged and the taxpayer’s basis in the DOT. However, because DOT is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in DOT or in transactions relating to investments in DOT may change from that described in this Annual Report on Form 10-K, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of DOT may have a negative effect on prices of DOT and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of digital asset transactions, such as transactions involving DOT. In addition, the IRS and U.S. Treasury Department have promulgated final Treasury regulations regarding the tax information reporting rules for digital asset transactions. While the U.S. Treasury Department and the IRS have started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in DOT or in transactions relating to investments in DOT is unknown. Moreover, future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes.

Investors should consult their personal tax advisors before making any decision to purchase the Shares of the Trust. Additionally, the tax considerations contained herein are in summary form and may not be used as the sole basis for the decision to invest in the Shares from a tax perspective, since the individual situation of each investor must also be taken into account. Accordingly, the considerations regarding taxation contained herein do not constitute any sort of material information or tax advice nor are they in any way to be construed as a representation or warranty with respect to specific tax consequences.

The tax treatment of DOT and transactions involving DOT for state and local tax purposes is not settled.

Because DOT is a new technological innovation, the tax treatment of DOT for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of DOT for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of DOT may have negative consequences, including the imposition of a greater tax burden on investors in DOT or the imposition of a greater cost on the acquisition and disposition of DOT generally. Moreover, it cannot be ruled out that the tax treatment by tax authorities and courts could be interpreted differently or could be subject to changes in the future. Any such treatment may have a negative effect on prices of DOT and may adversely affect the value of the Shares.

The taxation of DOT and associated companies can vary significantly by jurisdiction and is subject to risk of significant revision. Such revision, or the application of new tax schemes or taxation in additional jurisdictions, may adversely impact the Trust’s performance. Before making a decision to invest in the Trust, investors should consult their local tax advisor on taxation.

A hard “fork” of the Relay Chain could result in Shareholders incurring a tax liability.

The Trust intends to disclaim any digital assets created by a fork of the Relay Chain. Although in certain circumstances the Sponsor may claim or receive new digital assets created by such a fork and use good faith efforts to make those digital assets (or at the Sponsor’s discretion, the proceeds thereof) available to Shareholders as of the record date of the fork, there can be no assurance that the Sponsor will do so. Therefore, if a fork of the Relay Chain results in holders of DOT receiving a new digital asset of value, the Trust and the Shareholders may not participate in that value.

If a hard fork occurs in the Relay Chain and the Trust claims the new forked asset, the Trust could hold both the original DOT and the new “forked” asset. Under current IRS guidance, a hard fork resulting in the receipt of new units of digital assets is a taxable event giving rise to ordinary income equal to the value of the new digital asset. The Trust Agreement will require that, if such a transaction occurs, the Trust will as soon as possible direct the DOT Custodians to distribute the new forked asset in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor will arrange to sell the new forked asset and for the proceeds to be distributed to the Shareholders. Such a sale will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

DOT staking may result in adverse tax consequences for Shareholders.

To the extent the Sponsor determines to stake a portion of the Trust’s DOT, the staking of the Trust’s DOT is expected to result in the Trust’s receipt of amounts received in connection with staking in the form of additional DOT. Any such rewards are expected to be treated as ordinary income for U.S. federal income tax purposes. Thus, the Trust’s receipt of rewards derived from DOT staking activities could result in beneficial owners of Shares incurring tax liability which may not correspond in amount or timing with a distribution from the Trust. Additionally, the Trust’s receipt of amounts received in connection with staking could have implications for investors sensitive to unrelated business taxable income, U.S. withholding taxes or taxable income effectively connected with a U.S. trade or business. The U.S. federal income tax treatment of staking may change from that described in this Annual Report on Form 10-K, possibly with retroactive effect.

The treatment of staking in a grantor trust for U.S. federal income tax purposes is still developing.

As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. On November 10, 2025, the Treasury Department and IRS issued guidance providing a safe harbor for certain staking activities with an investment trust treated as a grantor trust for U.S. federal income tax purposes. The requirements under the safe harbor and under existing law are subject to interpretation. If the Trust were viewed as undertaking the types of activities that would not be allowable for U.S. federal income tax purposes, then the Trust could lose its income tax status as a grantor trust, and the Trust could be reclassified as a partnership. If the Trust were reclassified as a partnership, a more complex reporting regime would apply, and Shareholders would receive a Schedule K-1. If the Trust were reclassified as a partnership but did not satisfy a safe harbor or exception to the publicly traded partnership rules, it could be reclassified as a corporation, which would subject the Trust to corporate level tax, and the Shareholder’s return on investment would likely be affected.

The intended tax treatment of the Trust will limit the flexibility of the Trust’s investment decisions.

The Trust is intended to be a grantor trust for U.S. federal income tax purposes. A grantor trust is not permitted to vary the investment portfolio of the Shareholders to take advantage of market fluctuations. Thus, the Sponsor may allow the Trust to hold when an actively managed fund would sell. The Sponsor may distribute proceeds when an actively managed fund would reinvest the proceeds. In addition, a fund treated as a grantor trust may not participate in trading or lending activity without raising a risk of change in status. This means that the returns of the Trust may be less than those of a successfully actively managed fund.

Other Risks

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the market symbol “TDOT”. Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts or pauses caused by extraordinary market volatility pursuant to “circuit breaker” rules and/or “limit up/limit down” rules that require trading to be halted or paused for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the Shares.

In the event that one or more Authorized Participants or market makers that have substantial interests in the Trust’s Shares withdraw or “step away” from participation in the purchase (creation) or sale (redemption) of the Trust’s Shares, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

The market infrastructure of the DOT spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust, which would affect the liquidity of the Shares in the secondary market and make it difficult to dispose of Shares.

DOT is extremely volatile, and concerns exist about the stability, reliability and robustness of many spot markets where DOT trades. In a highly volatile market, or if one or more spot markets supporting the DOT market faces an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Only Authorized Participants may create or redeem Baskets. All other Shareholders that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share or the Principal Market NAV per Share.

The Sponsor relies heavily on key personnel. The departure of any such key personnel could negatively impact the Trust’s operations and adversely impact an investment in the Trust.

The Sponsor relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

Shareholders have no right or power to take part in the management of the Trust. Accordingly, no investor should purchase Shares unless such investor is willing to entrust all aspects of the management of the Trust to the Trustee and the Sponsor.

In addition, certain personnel performing services on behalf of the Sponsor are shared with the respective affiliates of the Sponsor, including with respect to execution, Trust operations and legal, regulatory and tax oversight. Such individuals devote a small percentage of their time to those activities.

Additionally, there can be no assurance that all of the personnel who provide services to the Trust will continue to be associated with the Trust for any length of time. The loss of the services of one or more such individuals could have an adverse impact on the Trust’s ability to realize its investment objective.

The Trust is new, and if it is not profitable, the Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain open (such as, for example, where the current and anticipated total assets of the Trust relative to the current and anticipated total expenses of the Trust would make continued operation of the Trust impracticable), then the Trust could be terminated and liquidated at the direction of the Sponsor (or required to do so because it is delisted by the Exchange). Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights. For example, Shareholders do not have the right to elect directors, the Trust may enact splits or reverse splits without Shareholder approval, and the Trust is not required to pay regular distributions, although the Trust may pay distributions at the discretion of the Sponsor.

The exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Trust Agreement may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Trust Agreement provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the exclusive jurisdiction for any claims, suits, actions or proceedings. However, pursuant to the Trust Agreement, this shall not apply to causes of action for violations of U.S. federal or state securities laws. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholders could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for such Shareholders.

The Trust Agreement also waives the right to trial by jury in any such claim, suit, action or proceeding, provided that causes of action for violations of the Exchange Act or the Securities Act will not be governed by the waiver of the right to trial by jury provision of the Trust Agreement. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

Shareholders may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of a significant technical failure, power outage, or network error), or (2) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the total deposit required to create each Basket (“Creation Basket Deposit”) would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

Shareholders may be adversely affected by an overstatement or understatement of the NAV or the Principal Market NAV calculation of the Trust due to the valuation methodology employed on the date of the NAV or the Principal Market NAV calculation.

The value established by using the Pricing Benchmark may be different from what would be produced through the use of another methodology. DOT valued using techniques other than those employed by the Pricing Benchmark, including DOT investments that are “fair valued,” may differ from the value established by the Pricing Benchmark.

Shareholders may be adversely affected by the amendment of the Trust Agreement without Shareholder consent.

Subject to certain exceptions set forth in the Trust Agreement, the Trust Agreement can be amended by the Sponsor in its sole discretion and without the shareholders’ consent by making an amendment, an agreement supplemental to the Trust Agreement, or an amended and restated trust agreement, which amendments may materially adversely affect the interests of the Shareholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity

The Trust, through the Sponsor, has established procedures to manage significant cybersecurity risks. The Trust’s operations depend on the systems of the Sponsor and other third-party providers. The Sponsor manages the Trust’s day-to-day operations and has implemented a cybersecurity program that applies to the Trust and its operations.

Cybersecurity Program Overview

The Sponsor has developed a cybersecurity program to manage cyber risks relevant to the Trust. This program includes risk assessments, security measures, and continuous monitoring of systems and networks. The Sponsor proactively identifies significant risks from new and evolving cybersecurity threats.

The Trust relies on the Sponsor to engage external experts, such as cybersecurity assessors, consultants, and compliance professionals, to review the cybersecurity measures and risk management processes. These third parties are engaged on an as-needed basis, with some hired on an ongoing basis as managed service providers.

The Trust relies on the Sponsor’s risk management program, which includes cyber risk assessments. These processes have been integrated into the Sponsor’s overall risk management system.

The Trust engages various third parties to support its operations. The Trust relies on the Sponsor’s expertise in risk management, legal, information technology, and compliance when managing risks from cybersecurity threats associated with these entities. Prior to engaging a key service provider, the Sponsor conducts a due diligence process.

The Sponsor has adopted a cybersecurity strategy focused around a Zero Trust Network model throughout the entire operational environment, operating on the premise that no entity, system or service provider within the Sponsor’s IT security perimeter can be inherently trusted. The Sponsor actively monitors its cybersecurity risks and has appointed an internal Cybersecurity Lead and partners with an outside service provider responsible for system monitoring and alerting.

In addition, the Sponsor enforces stringent security requirements for storage devices and applications, including encryption at rest, full user activity tracking, and secure sharing of client data. The Sponsor’s email environment is further fortified with dual factor authentication and other security measures. The Sponsor requires both two-factor and at rest encryption on all systems. The Sponsor requires through its compliance and cybersecurity policy that all system breaches detected by an employee are immediately escalated to the Chief Compliance Officer and Head of Legal.

The Sponsor also has several archival systems in place to monitor compliance. The Sponsor relies on a trusted firewall to manage and safeguard the Sponsor’s network. Furthermore, the Sponsor conducts regular reviews on third parties to ensure they have policies in place that are designed to prevent information security lapses or breaches.

Board Oversight of Cybersecurity Risks

The Sponsor does not have a board of directors, but rather, the board of directors (the “Board”) of 21co Holdings Limited provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board relies upon the Parent Company’s Risk Committee for cybersecurity risk governance. The Parent Company’s Risk Committee receives periodic updates regarding the overall state of the Sponsor’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Trust.

Management’s Role in Assessing & Managing Material Risks from Cybersecurity Threats

The Sponsor’s management, including the Sponsor’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The Sponsor’s CCO approves all changes to the cybersecurity policy. The Sponsor relies on its full-service compliance partner to stay updated on all SEC rules and regulations and to recommend changes in the compliance policies when necessary. Management of the Sponsor is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Trust, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Sponsor. The Head of Legal and CCO would receive notifications of a cybersecurity incident that impacts a service provider of the Trust.

The Trust has an Incident Response Plan and Business Continuity/Disaster Recovery Plan, which it relies on the Sponsor’s plans. The CCO of the Sponsor is responsible for determining whether a cybersecurity incident is material to the Trust. Pursuant to the Sponsor’s policies and procedures, an internal team at the Sponsor is tasked with investigating all reported and suspected security breaches. The Sponsor is required to provide the required notifications without unreasonable delay after the discovery of a breach.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Trust is assessed on an ongoing basis, and how such risks could materially affect the Trust’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Trust has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Trust believes have materially affected, or are reasonably likely to materially affect, the Trust, including its business strategy, operational results, and financial condition.

Item 2. Properties

None.

Item 3. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of March 31, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares are listed on the Exchange under the symbol “TDOT” and have been listed since March 6, 2026.

Holders

As of March 31, 2026, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

On March 5, 2026, the Sponsor, in its capacity as the Initial Seed Creation Investor, subject to conditions, purchased the Initial Seed Creation Baskets comprising 20,000 Shares at a per-Share price of $18.48. Total proceeds to the Trust from the sale of the Creation Baskets were $369,671. Such sale was made in a private placement exempt from registration in reliance on Section 4(a)(2) of the Securities Act in a transaction by an issuer not involving a public offering. Delivery of the Initial Seed Creation Baskets was made on March 5, 2026.

Proceeds received by the Trust from the issuance of Baskets consist of DOT. Such deposits are held by the DOT Custodians on behalf of the Trust until (i) delivered out in connection with redemptions of Baskets; or (ii) transferred or sold by the Sponsor, which may be facilitated by the DOT Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

The Trust does not purchase Shares directly from its Shareholders. In connection with the Trust’s redemption of Creation Baskets held by Authorized Participants, the Trust did not redeem any Creation Baskets during the period from March 5, 2026 (initial seed creation date) through March 31, 2026.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 15 of Part IV of this Annual Report on Form 10-K (this “Form 10-K”). This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The 21Shares Polkadot ETF (the “Trust”) is a Delaware statutory trust, formed on October 29, 2024 pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust was initially registered with the name of Jura Pentium Trust 3. The Trust changed its name from Jura Pentium Trust 3 to 21Shares Polkadot Trust on December 19, 2024. The Trust changed its name from 21Shares Polkadot Trust to 21Shares Polkadot ETF on September 16, 2025. The Trust operates pursuant to the Trust Agreement. The Trust is not registered as an investment company under the 1940 Act and is not a commodity pool for purposes of the Commodity Exchange Act. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues common shares of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under the ticker symbol “TDOT”.

Web 3.0 Technologies Foundation, a Swiss Stiftung (the “Purchaser”), entered into a subscription agreement to purchase from the Trust 600,000 shares of beneficial interest (the “Shares”) (adjusted for a reverse share split of 4-for-1 which became effective on March 4, 2026), representing fractional undivided beneficial interests in the net assets of the Trust, for an aggregate purchase price equivalent to $52,631,796 in DOT.

On March 4, 2026, the Trust announced that the Sponsor approved a four (4)-for-one (1) reverse share split (the “Reverse Share Split”) of all of the Trust’s outstanding Shares. In connection with the Reverse Share Split, every four Shares that were held by the Trust’s beneficial owners (the “Record Holders”) at the close of business on March 4, 2026, automatically combined into one Share after market close on March 4, 2026. In addition, each Record Holder continued to hold the same percentage of the Trust’s outstanding Shares as held immediately prior to the Reverse Share Split, and the Reverse Share Split did not modify the rights or preferences of the Shares. The investment objective, strategy, and underlying holdings of the Trust remained unchanged.

On March 5, 2026, 21Shares US LLC (in such capacity, the “Initial Seed Creation Investor”), purchased initial seed creation baskets comprising 20,000 Shares (the “Initial Seed Creation Baskets”) at a price of $18.48 per Share. Total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $369,671. Delivery of the Initial Seed Creation Baskets was made on March 5, 2026. The proceeds of the sale were used by the Trust to purchase DOT immediately prior to the listing of the Shares on the Exchange.

The Trust’s investment objective is to seek to track the performance of DOT, as measured by the Pricing Benchmark, as adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s DOT, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. In seeking to achieve its investment objective, the Trust holds DOT and the Administrator values the Shares daily as of 4:00 p.m. ET based on the Pricing Benchmark.

The Trust pays the unitary Sponsor Fee of 0.30% of the Trust’s NAV. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor Fee accrues daily and is payable in DOT weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of DOT payable in respect of each daily accrual is determined by reference to the Pricing Benchmark.

The Trust is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

Staking

The Trust’s staking model aims to maximize the portion of the Trust’s DOT available for staking while controlling for liquidity and redemption risks. The model determines an optimal utilization rate by balancing expected yield against potential costs (including borrowing costs during redemptions, assuming we have access to suitable credit).

The Staking Services Providers exercise no discretion as to the amount of the Trust’s DOT to be staked or the timing of the Trust’s staking activities (the “Staking Activities”). While the Trust may stake a maximum of 100% of its DOT holdings, the amount of DOT that remains unstaked is determined based on the Trust’s utilization rate analysis, and accordingly may vary from time to time. Based on utilization rate analysis applied to historical data, the Trust generally intends to stake between 40% and 95% of the DOT it holds, although the amount of DOT that is staked may be lesser or greater from time to time. The precise percentage to be staked is based on the estimated liquidity needs of the Trust and other factors, as determined by the Sponsor. The Sponsor intends to make available on its website the current percentage of the Trust’s DOT being staked on a daily basis.

The rewards owed or paid to the Staking Services Providers reduce the amount of DOT rewards that are generated from the Trust’s Staking Activities that are available in the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards (the “Staking Provider Consideration”). The Staking Provider Consideration is paid directly to the Staking Services Providers from the staking rewards or indirectly through the DOT Custodians’ own accounts. The Sponsor, Staking Services Provider and DOT Custodians are expected to receive 26.5% of the staking rewards, with the remainder being retained by the Trust. The Trust will distribute its staking rewards directly to Shareholders.

The Trust intends to pay cash distributions at least quarterly to Shareholders to distribute staking rewards earned by the Trust. The amount of any distribution, if any, will depend on the staking rewards actually earned by the Trust during each quarter and cannot be predicted with certainty. The amount of staking rewards earned will vary based on factors including, but not limited to, the amount of DOT held by the Trust, the percentage of the Trust’s DOT that is staked, network staking participation rates, protocol reward rates on the Polkadot Network, and network conditions. Accordingly, there can be no assurance as to the amount of distributions that will be paid in any quarter, and it is possible that no distributions will be paid in a given quarter if insufficient staking rewards are earned.

Computation of Net Asset Value

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each day other than a day when the Exchange is closed for regular trading (a “Business Day”) and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator will calculate the price of the DOT held by the Trust as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the Principal Market NAV and Principal Market NAV per Share on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of DOT is determined using the fair value of DOT based on the price in the DOT market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Pricing Benchmark.

NAV and NAV per Share are not measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are not intended as a substitute for Principal Market NAV and Principal Market NAV per Share, respectively.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash and investment valuation. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this Annual Report on Form 10-K for further discussion of the Trust’s accounting policies.

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that does not exceed U.S. federally insured limits.

Investment Valuation

The Trust’s policy is to value investments held at fair value. The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 determines fair value to be the price that would be received for DOT in a current sale, which assumes an exit price resulting from an orderly transaction between market participants on the measurement date. ASC 820-10 requires the assumption that DOT is sold in its principal market to market participants (or in the absence of a principal market, the most advantageous market).

The Trust utilizes an exchange traded price from the Trust’s principal market for DOT as of 4:00 p.m. ET on the Trust’s financial statement measurement date.

Results of Operations

For the Year Ended March 31, 2026

The Trust’s NAV decreased from $28,110,800 on April 1, 2025 to $9,942,503 on March 31, 2026, a 64.63% decrease. The decrease in the Trust’s NAV resulted primarily from a 68.82% decrease in the price of DOT, which fell from $4.0667 on March 31, 2025 to $1.2680 on March 31, 2026. The decrease was partially offset by a net increase in outstanding Shares, which increased from 600,000 on April 1, 2025 to 650,000 on March 31, 2026, as a result of 50,000 Shares (5 Baskets) being created and no Shares being redeemed during the fiscal year. During the fiscal year, the Trust staked an average of 73.81% of its DOT holdings on a daily basis; as of March 31, 2026, 92.40% of the Trust’s DOT holdings were staked.

Net decrease in net assets resulting from operations for the year ended March 31, 2026 was $(19,082,577), resulting primarily from a net change in unrealized depreciation on investment in DOT of $(19,465,371) and a net realized loss of $(666,541) from DOT sold to pay the Sponsor Fee, partially offset by net investment income of $904,887 and a net realized gain of $145,932 on in-kind liabilities paid, and a net change in unrealized depreciation on in-kind fee payable of $(1,484). Net investment income comprised staking rewards income of $1,441,809, less the Sponsor Fee of $420,647 and the Staking Fee of $116,275. Other than the Sponsor Fee and Staking Fee, the Trust had no other expenses during the fiscal year.

For the period from January 3, 2025 (Commencement of Operations) through March 31, 2025

The Trust commenced operations on January 3, 2025. The Trust’s NAV increased from $0 at commencement to $28,110,800 at March 31, 2025, primarily reflecting contributions of $52,631,796 for the issuance of 600,000 Shares (adjusted for Reverse Share Split), partially offset by a net change in unrealized depreciation on investment in DOT of $(25,011,960) as the price of DOT declined from the Trust’s initial acquisition price to $4.0667 at March 31, 2025.

Net decrease in net assets resulting from operations for the period was $(24,520,996), resulting from a net change in unrealized depreciation on investment in DOT of $(25,011,960), partially offset by net investment income of $442,045 and a net change in unrealized appreciation on in-kind fee payable of $48,919. Net investment income comprised staking rewards income of $716,839, less net Sponsor Fee of $171,193 (after a waiver of $2,881) and Staking Fee of $103,601.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expenses are the Sponsor Fee and the Staking Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Administrator, the DOT Custodians, Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell DOT on an as-needed basis to pay the Sponsor Fee.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended March 31, 2026.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Exemption from Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) during the quarter ended March 31, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Trust does not have any directors, officers, or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Russell Barlow is CEO of the Sponsor, Duncan Moir is President of the Sponsor, Edel Bashir is Chief Operating Officer of the Sponsor and Andres Valencia is the Executive Vice President of Investment Management for the Sponsor.

Mr. Russell Barlow, 52, has been the Chief Executive Officer of the Sponsor since March 2025, contributing more than 25 years of expertise in regulated asset management. Previously, Russell was the Global Head of Multi Asset and Alternative Investment Solutions and Global Head of Alternative Investment Solutions at abrdn plc, a global investment company (“abrdn”). Over the course of his career, he has designed, launched and managed a wide range of investment products. Additionally, Russell has held a position as a Non-Executive Director at Archax, the UK’s first FCA-regulated digital asset exchange.

Mr. Duncan Moir, 41, has been the President of the Sponsor since March 2025, with deep expertise in crypto and blockchain strategy. Previously, Duncan was a Senior Investment Manager at abrdn. He is an independent board member of Hedera Hashgraph LLC and an advisor to Web3 companies. A University of Strathclyde graduate with a BA (Hons) in Economics, he is also a CFA and CAIA charterholder.

Ms. Edel Bashir, 47, has been the Chief Operating Officer of the Sponsor since March 2025, with over 20 years of experience in asset management. Previously, Edel was the COO of Multi Asset and Alternative Investment Solutions, COO of Alternatives and a Senior Investment Manager at abrdn. Her expertise includes operation strategy, portfolio management, and hedge fund research. A graduate of University College Cork, Ireland with a BSc in Finance, she has held senior roles across Bermuda, Dublin and Boston.

Mr. Andres Valencia, 38, is the Executive Vice President of Investment Management at the Sponsor and a member of the Executive Committee. Before Andres joined the Sponsor in June 2021, he was a VP of Operations at JPMorgan as part of the Beta Strategies Group and helped launch and build the company’s ETF business. Andres has over ten years of experience managing ETFs. Andres started his career in Asset Servicing at Bank of New York Mellon covering commodity and currency ETFs.

The Trust does not have a code of ethics as it does not have any directors, officers, or employees.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Principal Executive Officer and Principal Financial Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Sponsor’s Policies are in place and require that the Sponsor eliminate, mitigate, or otherwise disclose conflicts of interest. Additionally, the Sponsor has adopted policies and procedures requiring that certain applicable personnel pre-clear personal trading activity in which DOT is the referenced asset. The Sponsor has also implemented an Information Barrier Policy restricting certain applicable personnel from obtaining sensitive information. The Sponsor believes that these controls are reasonably designed to mitigate the risk of conflicts of interest and other impermissible activity. The Code of Ethics is available on request, free of charge, by writing the Sponsor at etf@21shares.com or calling the Sponsor at (646) 370-6016.

Insider Trading Policy

The Trust does not have an insider trading policy as it does not have any directors, officers, or employees.

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of June 29, 2026, the following person was known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Web 3.0 Technologies Foundation, a Swiss Stiftung owned 600,000 Shares, representing approximately 92.31% of the outstanding Shares of the Trust.

Security Ownership of Management

The Trust does not have directors or executive officers.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The Trust has no securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions

See Item 11.

Item 14. Principal Accountant Fees and Services

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor Fee, for the fiscal year ended March 31, 2026, were:

2026
Audit fees	$61,000
Audit-related fees	$-
Tax fees	$-
All other fees	$-
Total	$61,000

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Cohen & Company, Ltd. for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by Cohen & Company, Ltd. described above. The Sponsor pre-approved all audit services of the independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements on page F-1.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

No.	Exhibit Description
3.1	Trust Agreement(2)
3.2	Second Amended and Restated Trust Agreement(2)
3.3	Third Amended and Restated Trust Agreement(1)
3.4	Certificate of Trust(2)
3.5	Certificate of Amendment to Certificate of Trust(2)
3.6	Certificate of Amendment to Certificate of Trust(2)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange act of 1934(1)
10.1	Form of Sponsor Agreement(2)
10.2	Form of Authorized Participant Agreement (Type A)(2)
10.3	Form of Authorized Participant Agreement (Type B)(2)
10.4	Form of Prime Broker Agreement(2)
10.5	Form of Coinbase Custody Agreement(2) (included as Exhibit A to Form of Prime Broker Agreement)
10.6	Form of BitGo Custodial Services Agreement(2)
10.7	Form of Fund Administration and Accounting Agreement(2)
10.8	Form of Transfer Agency and Services Agreement(2)
10.9	Form of Pricing Benchmark Licensing Agreement(2)
10.10	Form of Cash Custody Agreement(2)
10.11	Form of Marketing Agent Agreement(2)
10.12	Web 3.0 Technologies Foundation Subscription Agreement(2)
10.13	Form of Initial Seed Creation Subscription Agreement(2)
10.14	Form of Master Infrastructure As A Service Agreement (2)
10.15	Staking Agreement dated as of May 4, 2026 between Figment Inc. and the Trust(3)
19.1	Insider Trading Policies and Procedures(1)
23.1	Consent of Independent Registered Public Accounting Firm(1)
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
97.1	Executive Officer Incentive-Based Compensation Clawback Policy(1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

(1)	Filed herewith.
(2)	Incorporated by reference to the Trust’s Amendment No. 6 to Registration Statement on Form S-1, filed on January 20, 2026.
(3)	Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on May 8, 2026.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

21Shares Polkadot ETF (Registrant)

By:	21Shares US LLC, its Sponsor

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	June 29, 2026
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President (Principal Financial Officer and	June 29, 2026
Duncan Moir	Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	June 29, 2026
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President (Principal Financial Officer and	June 29, 2026
Duncan Moir	Principal Accounting Officer)

21shares Polkadot ETF

index to financial statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 925)	F-2
Statements of Assets and Liabilities at March 31, 2026 and 2025	F-3
Schedules of Investment at March 31, 2026 and 2025	F-4
Statements of Operations for the year ended March 31, 2026 and the period from January 3, 2025 (commencement of operations) through March 31, 2025	F-5
Statements of Changes in Net Assets for the year ended March 31, 2026 and the period from January 3, 2025 (commencement of operations) through March 31, 2025	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

21Shares Polkadot ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of 21Shares Polkadot ETF (the “Trust”) as of March 31, 2026 and March 31, 2025, the related statements of operations and changes in net assets for the year ended March 31, 2026, and for the period from January 3, 2025 (commencement of operations) through March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2026 and 2025, and the results of its operations and changes in its net assets for the year ended March 31, 2026, and for the period from January 3, 2025 (commencement of operations) through March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of cash and digital assets owned as of March 31, 2026 and 2025, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2025.

/s/ COHEN & COMPANY, LTD.

Towson, Maryland

June 29, 2026

21SHARES POLKADOT ETF

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026		March 31, 2025
Assets
Investment in DOT, at fair value (cost $54,493,663, and $53,295,535, respectively)	$10,016,332		$28,283,575
Total assets	10,016,332		28,283,575

Liabilities

Sponsor Fee payable	57,595		133,212
Staking Fee payable	16,234		39,563
Total liabilities	73,829		172,775
Commitments and contingent liabilities (Note 8)
Net assets	$9,942,503		$28,110,800

Net assets consists of
Paid-in-capital	$53,546,076		$52,631,796
Accumulated earnings (loss)	(43,603,573)		(24,520,996)
	$9,942,503		$28,110,800

Shares issued and outstanding, no par value, unlimited amount authorized	650,000	#	600,000	#
Net asset value per share	$15.30	#	$46.85	#

#	On March 4, 2026, there was a 4-for-1 reverse share split – see Note 1. Historical shares outstanding and net asset value per share have been adjusted to reflect the 4-for-1 reverse share split on a retroactive basis.

The accompanying notes are an integral part of the financial statements.

21Shares Polkadot ETF

SCHEDULES OF INVESTMENT

March 31, 2026

	Quantity of DOT	Cost	Fair Value	% of Net Assets
Investment in DOT*	7,899,315.4366	$54,493,663	$10,016,332	100.74%
Total investments	7,899,315.4366	$54,493,663	$10,016,332	100.74%
Liabilities in excess of other assets			(73,829)	(0.74)%
Net assets			$9,942,503	100.00%

March 31, 2025

	Quantity of DOT	Cost	Fair Value	% of Net Assets
Investment in DOT**	6,954,886	$53,295,535	$28,283,575	100.61%
Total investments	6,954,886	$53,295,535	$28,283,575	100.61%
Liabilities in excess of other assets			(172,775)	(0.61)%
Net assets			$28,110,800	100.00%

*	92.40% of DOT held was staked as of March 31, 2026 – See Note 2.
**	100.00% of DOT held was staked as of March 31, 2025 – See Note 2.

The accompanying notes are an integral part of the financial statements.

21Shares Polkadot ETF

STATEMENTS OF OPERATIONS

	Year Ended March 31, 2026	January 3, 2025 (Commencement of Operations) through March 31, 2025
Investment income
Staking Rewards	$1,441,809	$716,839
Total Investment income	1,441,809	716,839

Expenses
Sponsor Fee	420,647	174,074
Staking Fee	116,275	103,601
Total expenses	536,922	277,675
Less waiver and reimbursement	–	(2,881)
Net expenses	536,922	274,794
Net investment income (loss)	904,887	442,045

Realized and change in unrealized gain (loss)
Net realized gain (loss) on investment in DOT sold to pay Sponsor Fee	(666,541)	–
Net realized gain on in-kind liabilities paid	145,932	–
Net change in unrealized appreciation (depreciation) on investment in DOT	(19,465,371)	(25,011,960)
Net change in unrealized appreciation (depreciation) on in-kind fee payable	(1,484)	48,919
Net realized and change in unrealized loss	(19,987,464)	(24,963,041)
Net decrease in net assets resulting from operations	$(19,082,577)	$(24,520,996)

The accompanying notes are an integral part of the financial statements.

21Shares Polkadot ETF

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended March 31, 2026	For the period from January 3, 2025 (Commencement of Operations) through March 31, 2025
Net assets, beginning of period	$28,110,800	$–
Contributions for Shares issued	914,280	52,631,796
Distributions for Shares redeemed	–	–
Net investment income (loss)	904,887	442,045
Net realized gain (loss) on in-kind liabilities paid	115,634
Net realized gain (loss) on investment in DOT sold to pay Sponsor fee	(666,541)	–
Net change in unrealized appreciation (depreciation) on investment in DOT	(19,465,371)	(25,011,960)
Net change in unrealized gain (loss) on in-kind fee payable	28,814	48,919
Net assets, end of period	$9,942,503	$28,110,800

Shares issued and redeemed
Shares issued	50,000	600,000	#
Shares redeemed	–	–
Net increase in Shares issued	50,000	600,000	#

#	On March 4, 2026, there was a 4-for-1 reverse share split – see Note 1. Historical shares outstanding and net asset value per share have been adjusted to reflect the 4-for-1 reverse share split on a retroactive basis.

The accompanying notes are an integral part of the financial statements.

21Shares Polkadot ETF

Notes to Financial Statements

1.	Organization

The 21Shares Polkadot ETF (the “Trust”) is a Delaware statutory trust, formed on October 29, 2024 pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust was initially registered with the name of Jura Pentium Trust 3. The Trust changed its name from Jura Pentium Trust 3 to 21Shares Polkadot Trust on December 19, 2024. The Trust changed its name from 21Shares Polkadot Trust to 21Shares Polkadot ETF on September 16, 2025. The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX. Coinbase Custody Trust Company, LLC (the “Coinbase Custodian”), and BitGo Bank & Trust, N.A. (the “BitGo Custodian”, and together with the Coinbase Custodian, as the context may require, the “DOT Custodians”, “Custodian”, and each, a “DOT Custodian”) are the custodians for the Trust and hold all of the Trust’s DOT on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”) is Bank of New York Mellon. Prior to Shares being listed on the Exchange on March 6, 2026, the administrator of the Trust was NAV Consulting, Inc.

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Nasdaq Stock Market, LLC (the “Exchange”) under the ticker symbol “TDOT”.

The Trust’s investment objective is to seek to track the performance of DOT, as measured by the Pricing Benchmark, as adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s DOT, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. In seeking to achieve its investment objective, the Trust holds DOT and the Administrator values the Shares daily based on the Pricing Benchmark.

Web 3.0 Technologies Foundation, a Swiss Stiftung (the “Purchaser”), entered into a subscription agreement to purchase from the Trust 600,000 Shares, which have been adjusted to reflect the effect of the Reverse Share Split (as defined below), representing fractional undivided beneficial interests in the net assets of the Trust, for an aggregate purchase price equivalent to $52,631,796 in DOT.

On March 4, 2026, the Trust announced that the Sponsor approved a four (4)-for-one (1) reverse share split (the “Reverse Share Split”) of all of the Trust’s outstanding Shares. In connection with the Reverse Share Split, every four Shares that were held by the Trust’s beneficial owners (the “Record Holders”) at the close of business on March 4, 2026, automatically combined into one Share after market close on March 4, 2026. In addition, each Record Holder continued to hold the same percentage of the Trust’s outstanding Shares as held immediately prior to the Reverse Share Split, and the Reverse Share Split did not modify the rights or preferences of the Shares. The investment objective, strategy, and underlying holdings of the Trust remained unchanged.

On March 5, 2026, 21Shares US LLC (in such capacity, the “Initial Seed Creation Investor”), purchased initial seed creation baskets comprising 20,000 Shares (the “Initial Seed Creation Baskets”) at a price of $18.48 per Share. Total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $369,671. Delivery of the Initial Seed Creation Baskets was made on March 5, 2026. The proceeds of the sale were used by the Trust to purchase DOT immediately prior to the listing of the Shares on the Exchange.

The fiscal year-end of the Trust is March 31.

2.	Significant Accounting Policies

Basis of Accounting

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”).

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended (“1940 Act”). The Trust uses fair value as its method of accounting for DOT in accordance with its classification as an investment company for accounting purposes.

Accounting Estimates

The preparation of the financial statements in conformity with US GAAP requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from such estimates as additional information becomes available or actual amounts may become determinable. Should actual results differ from those previously recognized, the recorded estimates will be revised accordingly with the impact reflected in the operating results of the Trust in the reporting period in which they become known.

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that does not exceed U.S. federally insured limits.

Investment Valuation

US GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

The Trust identifies and determines the DOT principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 – Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of DOT based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Sponsor’s determination of the principal market.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust’s assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The following table presents information about the Trust’s assets measured at fair value as of March 31, 2026 and March 31, 2025:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investment in DOT	$10,016,332	$10,016,332	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Investment in DOT	$28,283,575	$28,283,575	$–	$–

The cost basis of the investment in DOT recorded by the Trust for financial reporting purposes is the fair value of DOT at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant (as defined below) from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of DOT for Share creations and the delivery of DOT for Share redemptions or for payment of expenses in DOT. The Trust records its investments transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments and the net change in unrealized appreciation or depreciation on Sponsor Fee payable. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee and the in-kind liabilities paid in connection to the Sponsor Fee in DOT.

The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). Under the staking arrangements, the validator (e.g., the Custodian or other staking provider) is considered the customer, as it receives access to the Trust's staking capacity (i.e., the delegation of DOT), which represents the Trust's performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Polkadot protocol, net of Validator fees. Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol). Staking rewards are received in DOT, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract, in accordance with ASC 606. Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Validator fees are deducted. As such, the Trust presents staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Staking revenue is recorded as Staking Rewards on the Statements of Operations.

The Trust measures staking rewards at fair value using the Pricing Benchmark (as defined in Item 1) price as of 4:00 p.m. ET on the applicable measurement date, which is consistent with the Trust’s NAV determination policies and represents the point at which both the quantity and value of rewards can be reliably determined. The Trust concluded that earlier measurement is impracticable because the quantity of rewards is not determinable prior to completion of validation activities and becomes measurable only when sufficient information is available.

The Trust earns staking rewards by delegating a portion of its DOT on the Polkadot Network’s proof-of-stake consensus protocol. The Sponsor has entered into contractual arrangements with Coinbase Crypto Services, LLC (“Coinbase Crypto”) and Figment Inc., an Ontario corporation (“Figment” and together with Coinbase Crypto, the “Staking Services Providers”), to facilitate the staking of the Trust’s DOT. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards (“Staking Provider Consideration”). The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards. The Sponsor, Staking Services Provider and DOT Custodians are expected to receive an aggregate of 26.5% of the staking rewards, with the remainder being retained by the Trust. Staking rewards represent variable consideration based on a variety of factors such as the amount of the DOT holdings the Trust has made available to the network, the staking yield, and other factors, for its contribution to the network. The Trust retains control of its DOT throughout the staking process. The delegation of DOT for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the DOT is not transferred to the validator or Staking Services Provider. Staking rewards are recorded as staking income recognized at fair value when earned. Because the Sponsor is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives a net staking rewards, after the Staking Provider Consideration is deducted (“Staking Rewards”). The rewards owed or paid to the Staking Services Providers reduce the amount of DOT rewards that are generated from the Trust’s staking activities (“Staking Activities”) that are available in the assets of the Trust. As such, the Trust presents staking rewards on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Staking rewards are received in general daily at its Custodians’ account, as earned. The unbonding period for staked DOT is 28 days subject to the discretion of the Sponsor’s request to unstake such assets.. The Trust’s staked DOT is unable to be moved on the blockchain or traded during this period. Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. For the year-ended March 31, 2026, the Trust staked an average of 73.81% of its DOT holdings on a daily basis. As of March 31, 2026, the Trust had staked 92.40% of its DOT holdings. The staked percentage as of any particular date, including at the end of a reporting period, may differ from the annual average.

Distributions to Shareholders

The Trust intends to pay cash distributions to Shareholders at least quarterly. Distributions are funded from staking rewards earned on the Trust’s DOT holdings. Staking rewards are recognized as income by the Trust on a daily basis as they accrue and are reflected in the Trust’s NAV prior to distribution.

Distributions to Shareholders are recorded on the ex-dividend date, which also serves as the record date. Shareholders of record as of the ex-dividend date are entitled to receive distributions paid on the applicable payment date. The amount of each distribution is based on the staking rewards actually earned by the Trust during the relevant period, net of the Staking Provider Consideration and the Staking Fee (as defined below). Distributions are reflected as a reduction of net assets as of the ex-dividend date.

The tax character of distributions is determined annually in accordance with U.S. federal income tax regulations, which may differ from the treatment of such amounts for GAAP purposes. Any differences between the tax and tax basis of distributable amounts are reclassified within the components of net assets at year-end.

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the DOT (as measured by reference to the Pricing Benchmark price) and other assets held by the Trust. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. As a grantor trust, the Trust can undertake only certain types of activities.  For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making.  If staking is treated for U.S. federal income tax purposes as a passive ministerial and administrative activity, it should be permissible for the Trust. To that end, on November 10, 2025, the U.S. Treasury Department and the IRS issued a revenue procedure that provided a safe harbor for trusts that otherwise qualify as investment trusts and as grantor trusts to stake their digital assets without jeopardizing their tax status as investment trusts and grantor trusts for U.S. federal income tax purposes. The revenue procedure provides specific requirements that must be satisfied by a Trust in order to be eligible to rely on the safe harbor. The Trust intends to operate so it will qualify to be treated U.S. federal income tax purposes as a grantor trust.

Because the treatment of staking in a grantor trust, including interpretation of the requirements under the safe harbor, is still developing, there remains a risk of adverse regulatory or legal determinations that could affect the tax treatment of the Trust as a grantor trust or affect the Trust’s operations.

Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and will be treated as if it directly received a pro rata portion of the Trust’s income, gain, losses and deductions. If the Trust sells DOT (for example, to pay fees or expenses), such a sale is a taxable event to the shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the DOT held in the Trust at the time of the sale and may recognize gain or loss on such sale.

The Sponsor has reviewed the tax positions as of March 31, 2026, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with the financial information that is presented within the Trust’s financial statement. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor Fee and the Staking Fee, are included in the accompanying Statements of Operations.

3.	Fair Value of DOT

The following represents the changes in quantity of DOT and the respective fair value for the year ended March 31, 2026:

	Quantity of DOT	Fair Value
Beginning balance as of April 1, 2025	6,954,886.0000	$28,283,575
DOT purchased for contributions	601,711.7068	914,280
DOT rewards received (net of Staking Provider Consideration)	498,238.3218	1,441,809
DOT sold for redemptions	–	–
DOT sold to pay expenses	(155,520.5920)	(491,420)
Net realized gain (loss) on investment in DOT sold to pay Sponsor fee	–	(666,541)
Net change in unrealized depreciation on investment in DOT	–	(19,465,371)
Ending balance as of March 31, 2026	7,899,315.4366	$10,016,332

The following represents the changes in quantity of DOT and the respective fair value for the period January 3, 2025 (Commencement of Operations) through March 31, 2025:

	Quantity of DOT	Fair Value
Beginning balance as of January 3, 2025	–	$–
DOT received	6,827,026.0000	52,631,796
DOT received from staking rewards (net of Staking Provider Consideration)	138,148.8174	716,839
DOT sold to pay expenses	(10,288.8174)	(53,100)
Change in unrealized depreciation on investment in DOT	–	(25,011,960)
Ending balance as of March 31, 2025	6,954,886.0000	$28,283,575

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). Prior to March 6, 2026, the Trust paid a unitary Sponsor fee of 2%. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor Fee accrues daily and is payable in DOT weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV and the amount of DOT payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred Sponsor Fee for the years ended March 31, 2026, and 2025 of $420,647 and $174,074, respectively. The accrued liability as of March 31, 2026, and March 31, 2025 was $57,595 and $133,212, respectively.

As partial consideration for receipt of the Sponsor Fee, the Sponsor assumes and pays all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including (i) the fee payable to the marketing agent for services it provides to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the DOT Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Securities Exchange Act of 1934 as amended (the “Exchange Act”), (x) printing and mailing costs, (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. There is currently no predetermined cap on the aggregate amount of Sponsor-paid expenses. Should the Trust implement a predetermined cap on aggregate Sponsor-paid expenses, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the DOT Custodian, Administrator or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense if, among other reasons, the Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring expense of the Trust. The Trust shall not be responsible for paying any fees or expenses associated with the transfer of DOT as needed to pay the Sponsor Fee or Additional Trust Expenses.

In consideration for the Sponsor’s facilitation of staking, the Trust pays a portion of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor (“Staking Fee”). Prior to Shares being listed on the Exchange on March 6, 2026, the Trust paid 15% of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor. Following the listing of the Shares on the Exchange, the Sponsor, Staking Services Providers and DOT Custodians are expected to receive 26.5% of the staking rewards, with the remainder expected to be distributed directly to Shareholders. Staking rewards earned prior to the listing of the Shares on the Exchange will not be distributed to Shareholders. The Staking Fee is accrued in DOT and converted to U.S. Dollars by reference to the Pricing Benchmark and is payable in DOT weekly in arrears. The Trust incurred Staking Fee for the year ended March 31, 2026 of $116,275 and for the period from January 3, 2025 (Commencement of Operations) through March 31, 2025 of $103,601. Staking fee payable as of March 31, 2026 and 2025 was $16,234 and $39,563 respectively.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor will also pay the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in blocks consisting of 10,000 Shares (a “Basket”) or multiples thereof on the NAV of the date of the creation or redemption. Only “Authorized Participants”, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a “DOT Counterparty”), to (i) purchase the amount of DOT equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting DOT amount in the Trust’s accounts with the Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by the Authorized Participant’s designee of, DOT to the Trust’s accounts with a DOT Custodian in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Sponsor, on behalf of the Trust will direct a DOT Custodian to transfer DOT to a DOT Counterparty, who will sell the DOT to be executed, in the Sponsor’s reasonable efforts, at the Pricing Benchmark price used to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through a DOT Custodian, will deliver DOT to the Authorized Participant or its designee in exchange for Shares.

For a period ending two (2) years (the “Lock-up Period”), the Purchaser (as defined in Item 1) has agreed that it shall not, without the prior written consent of the Sponsor, sell, transfer, assign, pledge, hypothecate or otherwise dispose of any of the Shares it holds, nor will the Purchaser seek to have the Trust or the Sponsor redeem the Shares during the Lock-up Period. Following expiration of the Lock-up Period, the Purchaser may, to the extent permitted by applicable laws, be permitted to redeem Shares in accordance with the Trust Agreement.

	Year Ended March 31, 2026	January 3, 2025 (Commencement of Operations) through March 31, 2025
Activity in Capital Shares:
Shares issued	50,000	600,000	#
Shares redeemed	–	-
Net Change in Capital Shares	50,000	600,000	#

#	On March 4, 2026, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

	Year Ended March 31, 2026	January 3, 2025 (Commencement of Operations) through March 31, 2025
Activity in Capital Transactions:
Contributions for shares issued	$914,280	$52,631,796
Distributions for shares redeemed	–	-
Net Change in Capital Transactions	$914,280	$52,631,796

DOT purchased payable represents the quantity of DOT purchased for the creation of Shares where the DOT has not yet settled. Generally, DOT is transferred within two Business Days of the trade date.

	March 31, 2026	March 31, 2025

DOT purchased payable	$-	-

DOT sold receivable represents the quantity of DOT sold for the redemption of Shares where the DOT has not yet been settled. Generally, DOT is transferred within two Business Days of the trade date.

	March 31, 2026	March 31, 2025

DOT sold receivable	$-	-

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of March 31, 2026, the Sponsor owned 20,000 Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the period presented)

	Year ended March 31, 2026	January 3, 2025 (Commencement of Operations) through March 31, 2025

Net asset value per Share, beginning of period	$46.85	$87.72 (1)
Net investment income (loss)(2)	1.50	0.72
Net change in realized and unrealized gain (loss)(3)	(33.05)	(41.59)
Net change in net assets from operations	(31.55)	(40.87)
Net asset value per Share, end of period	$15.30	$46.85

Total return, at net asset value(4)(6)	(67.34)%	(46.60)%

Ratio to average net assets(5)
Gross expenses	2.47%	3.18%
Net expenses	2.47%	3.15%
Net investment income	4.16%	5.06%

(1)	Represents the NAV per Share on January 3, 2025, commencement of operations. On March 4, 2026, the Share Split occurred. Historical Shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.
(2)	Calculated using average Shares outstanding.
(3)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(4)	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s return and ratios may vary from the above total returns and ratios based on the timing of capital contributions to and withdrawals from the Trust.
(5)	Annualized.
(6)	Not Annualized.

8.	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts that contain a variety of general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust which have not yet occurred and cannot be predicted with any certainty. However, the Sponsor believes the risk of loss under these arrangements to be remote.

9.	Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset within a single asset class. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with DOT and digital assets. By concentrating its investment strategy solely in DOT, any losses suffered as a result of a decrease in the value of DOT can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

10.	Indemnification

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any DOT or other assets of the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates, and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Trust Agreement without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Trust Agreement. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Trust Agreement. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Trust Agreement.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Trust Agreement or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

11.	Subsequent Events

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the issuance of the financial statements and has noted, except as provided below, no other events that would require adjustment or additional disclosure in the financial statements.

On April 17, 2026, the Sponsor redeemed the Initial Seed Creation Baskets of 20,000 Shares.

On May 4, 2026, the Trust entered into a staking services agreement with Figment Inc., an Ontario corporation.

On May 14, 2026, the Trust made cash distributions to shareholders derived from a portion of the DOT received as Staking Rewards from the Trust’s staking activities, including in the amount of $65,844.71, or $0.090846 per Share.