Form 10-Q
period 2026-06-30
21Shares Polkadot ETF
filed 2026-08-14
CIK 2054247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes ☒ No

The registrant had 750,000 outstanding shares as of August 7, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares Polkadot ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its common shares of beneficial interest (the “Shares”).

Should one or more of these risks discussed in “Risk Factors” herein or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on June 29, 2026, for the period ended March 31, 2026 (the “Annual Report”), or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012, unless the U.S. Securities and Exchange Commission (“SEC”) determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) it having $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer,” (iii) it has issued more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

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

21Shares POLKADOT ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES POLKADOT ETF

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026	March 31, 2026
	(Unaudited)
Assets
Investment in DOT, at fair value (cost $53,318,847 and $54,493,663, respectively)	$7,421,093	$10,016,332
Total assets	7,421,093	10,016,332

Liabilities
Sponsor Fee payable	837	57,595
Staking Fee payable	25,681	16,234
Total liabilities	26,518	73,829

Commitments and contingent liabilities (Note 8)
Net assets	$7,394,575	$9,942,503

Net assets consist of
Paid-in-capital	$54,942,753	$53,546,076
Accumulated earnings (loss)	(47,548,178)	(43,603,573)
	$7,394,575	$9,942,503

Shares issued and outstanding, no par value, unlimited amount authorized	750,000	650,000	#
Net asset value per Share	$9.86	$15.30	#

#	On March 4, 2026, there was a 4-for-1 reverse share split – see Note 1. Historical shares outstanding and net asset value per share have been adjusted to reflect the 4-for-1 reverse share split on a retroactive basis.

The accompanying notes are an integral part of the financial statements.

21SHARES POLKADOT ETF

SCHEDULES OF INVESTMENT

June 30, 2026 (Unaudited)

	Quantity of DOT	Cost	Fair Value	% of Net Assets
Investment in DOT*	9,028,094.5011	$53,318,847	$7,421,093	100.36%
Total investments	9,028,094.5011	$53,318,847	$7,421,093	100.36%
Liabilities in excess of other assets			(26,518)	(0.36)%
Net assets			$7,394,575	100.00%

March 31, 2026

	Quantity of DOT	Cost	Fair Value	% of Net Assets
Investment in DOT**	7,899,315.4366	$54,493,663	$10,016,332	100.74%
Total investments	7,899,315.4366	$54,493,663	$10,016,332	100.74%
Liabilities in excess of other assets			(73,829)	(0.74)%
Net assets			$9,942,503	100.00%

*	79.72% of DOT held was staked as of June 30, 2026 – See Note 2.
**	92.40% of DOT held was staked as of March 31, 2026 – See Note 2.

The accompanying notes are an integral part of the financial statements.

21SHARES POLKADOT ETF

STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	(Unaudited)	(Unaudited)
Investment income
Staking Rewards	$103,125	$509,720
Total income	103,125	509,720

Expenses
Sponsor Fee	7,561	140,303
Staking Fee	28,019	38,783
Total expenses	35,580	179,086
Net investment income	67,545	330,634

Realized and change in unrealized gain (loss)
Net realized loss on in-kind liabilities paid	(1,936)	(23,501)
Net realized loss on investment in DOT sold to pay Sponsor Fee	(253,417)	(190,079)
Net realized loss on investment in DOT sold for redemptions	(1,759,293)	–
Net realized loss on investment in DOT sold for distributions	(485,553)	–
Net change in unrealized depreciation on investment in DOT	(1,420,423)	(4,288,961)
Net change in unrealized appreciation on Sponsor Fee payable	15,982	32,680
Net realized and change in unrealized loss	(3,904,640)	(4,469,861)
Net decrease in net assets resulting from operations	$(3,837,095)	$(4,139,227)

The accompanying notes are an integral part of the financial statements.

21SHARES POLKADOT ETF

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$9,942,503	$28,110,800
Contributions for Shares issued	1,864,209	–
Distributions for Shares redeemed	(467,532)	–
Income distributions	(107,510)	–
Net investment income	67,545	330,634
Net realized loss on in-kind liabilities paid	(1,936)	(23,501)
Net realized loss on investment in DOT sold to pay Sponsor Fee	(253,417)	(190,079)
Net realized loss on investment in DOT sold for redemptions	(1,759,293)	–
Net realized loss on investment in DOT sold for distributions	(485,553)	–
Net change in unrealized depreciation on investment in DOT	(1,420,423)	(4,288,961)
Net change in unrealized appreciation on Sponsor Fee payable	15,982	32,680
Net assets, end of period	$7,394,575	$23,971,573

Shares issued and redeemed
Shares issued	130,000	–
Shares redeemed	(30,000)	–
Net increase in Shares issued	100,000	–

The accompanying notes are an integral part of the financial statements.

21Shares POLKADOT ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The 21Shares Polkadot ETF (the “Trust”) is a Delaware statutory trust, formed on October 29, 2024 pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust was initially registered with the name of Jura Pentium Trust 3. The Trust changed its name from Jura Pentium Trust 3 to 21Shares Polkadot Trust on December 19, 2024. The Trust changed its name from 21Shares Polkadot Trust to 21Shares Polkadot ETF on September 16, 2025. The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Coinbase Custody Trust Company, LLC (the “Coinbase Custodian”), and BitGo Bank & Trust, N.A. (the “BitGo Custodian”, and together with the Coinbase Custodian, as the context may require, the “DOT Custodians”, “Custodian”, and each, a “DOT Custodian”) are the custodians for the Trust and hold all of the Trust’s DOT on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”) is Bank of New York Mellon. Prior to the Shares being listed on the Exchange on March 6, 2026, NAV Consulting, Inc. was the administrator of the Trust.

The Trust is an exchange-traded fund that issues shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Nasdaq Stock Market LLC (the “Exchange”) under the ticker symbol “TDOT”.

The Trust’s investment objective is to seek to track the performance of DOT, as measured by the performance of the CME CF Polkadot - Dollar Reference Rate—New York Variant (the “Pricing Benchmark”), as adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s DOT, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to track the performance of DOT in U.S. dollars. In seeking to achieve its investment objective, the Trust holds DOT at its Custodians and the Administrator values the Shares daily based on the Pricing Benchmark. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE International Limited (“FTSE”) on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust. Accordingly, the change in pricing benchmark provider is not expected to have a material impact on the Trust’s net asset value, the fair value measurement of the Trust’s DOT, or the Trust’s results of operations, and does not represent a change in accounting principle. The change will be applied prospectively from the date the successor benchmark becomes effective.

The Trust is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

Pursuant to a subscription agreement, on January 3, 2025, Web 3.0 Technologies Foundation, a Swiss Stiftung (the “Purchaser”) purchased from the Trust 600,000 Shares, which have been adjusted to reflect the effect of the Reverse Share Split (as defined below), representing fractional undivided beneficial interests in the net assets of the Trust, for an aggregate purchase price equivalent to $52,631,796 in DOT.

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

On March 5, 2026, 21Shares US LLC (in such capacity, the “Seed Creation Investor”), purchased initial seed creation baskets comprising 20,000 Shares (the “Seed Creation Baskets”) at a price of $18.48 per Share. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $369,671. Delivery of the Seed Creation Baskets was made on March 5, 2026. On March 5, the Trust purchased DOT with the proceeds of the Seed Creation Baskets by transacting with a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a “DOT Counterparty”) to acquire DOT on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Creation Investor. All DOT acquired in connection with the Seed Creation Baskets is held by one or more of the DOT Custodians.

The statements of assets and liabilities and schedules of investment on June 30, 2026, and the statements of operations, and changes in net assets for the three months ended June 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three months ended June 30, 2026 and 2025, and for all interim periods presented have been included. In addition, interim period results are not necessarily indicative of results for a full-year period.

The fiscal year-end of the Trust is March 31st.

2.	Significant Accounting Policies

Basis of Accounting

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”).

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940 (the “1940 Act”), as amended. The Trust uses fair value as its method of accounting in accordance with its classification as an investment company for accounting purposes.

As an investment company for accounting purposes, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented.

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

The Trust identifies and determines the DOT principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 – Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of DOT based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Sponsor’s determination of the Trust’s principal market.

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

The following tables present information about the Trust’s assets measured at fair value as of June 30, 2026 (Unaudited) and March 31, 2026:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2026 (Unaudited)
Assets
Investment in DOT	$7,421,093	$7,421,093	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investment in DOT	$10,016,332	$10,016,332	$–	$–

The cost basis of the investment in DOT recorded by the Trust for financial reporting purposes is the fair value of DOT at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant (as defined below) from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of DOT for Share creations and the delivery of DOT for Share redemptions or for payment of expenses in DOT. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments and the net change in unrealized appreciation or depreciation on Sponsor Fee payable. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee and the in-kind liabilities paid in connection to the Sponsor Fee in DOT.

The Trust earns staking rewards by delegating a portion of its DOT on the Polkadot Network’s proof-of-stake consensus protocol. The Sponsor has entered into contractual arrangements with Coinbase Crypto Services, LLC (“Coinbase Crypto”) and Figment Inc., an Ontario corporation (“Figment” and together with Coinbase Crypto, the “Staking Services Providers”), to facilitate the staking of the Trust’s DOT. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards (“Staking Provider Consideration”). The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards. The Sponsor, Staking Services Provider and DOT Custodians are expected to receive an aggregate of 26.5% of the staking rewards, with the remainder being retained by the Trust. Staking rewards represent variable consideration based on a variety of factors such as the amount of the DOT holdings the Trust has made available to the network, the staking yield, and other factors, for its contribution to the network. The Trust retains control of its DOT throughout the staking process. The delegation of DOT for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the DOT is not transferred to the validator or Staking Services Provider. Staking rewards are recorded as staking income recognized at fair value when earned. Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after the Staking Provider Consideration is deducted (“Staking Rewards”). The rewards owed or paid to the Staking Services Providers reduce the amount of DOT rewards that are generated from the Trust’s staking activities (“Staking Activities”) that are available in the assets of the Trust. As such, the Trust presents staking rewards on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Staking Rewards are received in general daily at the DOT Custodians’ accounts, as earned. The unbonding period for staked DOT is between 24 to 48 hours, subject to the discretion of the Sponsor’s request to unstake such assets. The Trust’s staked DOT is unable to be moved on the blockchain or traded during this period.

The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the Custodian or other staking provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of DOT), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Polkadot Network, net of validator fees. Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in its custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations. Staking rewards are received in DOT, which represents non-cash consideration. Non-cash consideration is measured at fair value at the date of inception of each contract in accordance with ASC 606.

Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. For the three months ended June 30, 2026, the Trust staked an average of 81.81% of its DOT holdings on a daily basis. As of June 30, 2026, the Trust had staked 79.72% of its DOT holdings. The staked percentage as of any particular date, including at the end of a reporting period, may differ from the quarterly average.

The Sponsor Fee payable is settled in DOT. The liability is remeasured at each reporting date by reference to the fair value of the DOT required to settle it, with the effect of remeasurement recognized in net change in unrealized appreciation (depreciation) on the Sponsor Fee payable. On settlement, the difference between the carrying amount of the liability and the cost basis of the DOT delivered is recognized in net realized gain (loss) on in-kind liabilities paid.

Distributions to Shareholders

The trust pays cash distributions to Shareholders at least quarterly. Distributions are funded from staking rewards earned on the Trust’s DOT holdings. Staking Rewards are recognized as income by the Trust on a daily basis as they accrue and are reflected in the Trust’s NAV prior to distribution.

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

The tax character of distributions is determined annually in accordance with U.S. federal income tax principles, which may differ from the treatment of such amounts for GAAP purposes. Any differences between the tax and book distributable amounts are reclassified within the components of net assets at year-end.

During the three months ended June 30, 2026, the Trust made cash distributions to shareholders derived from a portion of the DOT received as Staking Rewards from the Trust’s Staking Activities, including $65,409 or $0.090846 per Share, on May 14, 2026 and $42,101 or $0.056134 per Share on June 29, 2026, for aggregate distributions of $107,510 or $0.146980 per Share. The distributions reduced the Trust’s DOT holdings through the sale of DOT to generate cash.

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the DOT and other assets held by the Trust based on the Pricing Benchmark price. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. If staking is treated for U.S. federal income tax purposes as a passive ministerial and administrative activity, it should be permissible for the Trust. To that end, on November 10, 2025, the Treasury Department and IRS issued a revenue procedure that provided a safe harbor for trusts that otherwise qualify as investment trusts and as grantor trusts to stake their digital assets without jeopardizing their tax status as investment trusts and grantor trusts for U.S. federal income tax purposes. The revenue procedure provides specific requirements that must be satisfied by a Trust in order to be eligible to rely on the safe harbor. The Trust intends to operate so that it will qualify to be treated for U.S. federal income tax purposes as a grantor trust.

Because the treatment of staking in a grantor trust, including interpretation of the requirements under the safe harbor, is still developing, there remains a risk of adverse regulatory or legal determinations that could affect the tax treatment of the Trust as a grantor trust or affect the Trust’s operations.

Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and will be treated as if it directly received a pro rata portion of the Trust’s income, gain, losses and deductions. If the Trust sells DOT (for example, to pay fees or expenses), such a sale is a taxable event to the shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the DOT held in the Trust at the time of the sale and recognizes a gain or loss on such sale.

The Sponsor has reviewed the tax positions as of June 30, 2026 and March 31, 2026, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor Fee and the Staking Fee, are included in the accompanying Statements of Operations.

3.	Fair Value of DOT

The following represents the changes in quantity of DOT and the fair value during the three months ended June 30, 2026 (Unaudited):

	Quantity of DOT	Fair Value
Beginning balance as of April 1, 2026	7,899,315.4366	$10,016,332
DOT purchased for cash contributions	1,570,182.5030	1,864,209
DOT rewards received (net of Staking Provider Consideration)	94,070.8460	103,125
DOT sold for cash redemptions	(362,450.0609)	(467,532)
DOT sold to pay expenses	(74,518.7083)	(66,909)
DOT sold for distributions	(98,505.5153)	(107,510)
Net realized loss on in-kind liabilities paid	–	(1,936)
Net realized loss on investment in DOT sold to pay Sponsor Fee	–	(253,417)
Net realized loss on investment in DOT sold for redemptions	–	(1,759,293)
Net realized loss on investment in DOT sold for distributions	–	(485,553)
Net change in unrealized depreciation on investment in DOT	–	(1,420,423)
Ending balance as of June 30, 2026	9,028,094.5011	$7,421,093

The following represents the changes in quantity of DOT and the fair value during the three months ended June 30, 2025 (Unaudited):

	Quantity of DOT	Fair Value
Beginning balance as of April 1, 2025	6,954,886.0000	$28,283,575
DOT purchased for cash contributions	-	-
DOT rewards received (net of Staking Provider Consideration)	125,759.0000	509,720
DOT sold for cash redemptions	-	-
DOT sold to pay expenses	(54,998.0000)	(233,920)
DOT sold for distributions	-	-
Net realized loss on investment in DOT sold to pay Sponsor Fee	-	(190,079)
Net realized loss on investment in DOT sold for redemptions	-	-
Net realized loss on investment in DOT sold for distributions	-	-
Net change in unrealized depreciation on investment in DOT	-	(4,288,961)
Ending balance as of June 30, 2025	7,025,647.0000	$24,080,335

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor Fee accrues daily and is payable in DOT weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV and the amount of DOT payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred Sponsor Fees for the three months ended June 30, 2026, and 2025, of $7,561 and $140,303, respectively. The accrued liability at June 30, 2026, and March 31, 2025, was $837 and $57,595, respectively.

As partial consideration for receipt of the Sponsor Fee, the Sponsor shall assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including (i) the fee payable to the marketing agent for services it provides to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the DOT Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Securities Exchange Act of 1934 as amended (the “Exchange Act”), (x) printing and mailing costs, (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. There is currently no predetermined cap on the aggregate amount of Sponsor-paid expenses. Should the Trust implement a predetermined cap on aggregate Sponsor-paid expenses, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the DOT Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense if, among other reasons, the Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring expense of the Trust. Should such a change take place, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable. Pursuant to the Trust Agreement, the Sponsor or its delegates will direct the DOT Custodians to transfer DOT from the Trust’s Cold Vault Balance as needed to pay the Sponsor Fee and Additional Trust Expenses, if any. The Sponsor or its delegates will endeavor to transfer the smallest amount of DOT needed to pay applicable expenses. The Trust shall not be responsible for paying any fees or expenses associated with the transfer of DOT as needed to pay the Sponsor Fee or Additional Trust Expenses.

In consideration for the Sponsor’s facilitation of staking, the Trust pays a portion of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor (“Staking Fee”). Prior to Shares being listed on the Exchange on March 6, 2026, the Trust paid 15% of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor. Following the listing of the Shares on the Exchange, the Sponsor, Staking Services Providers and DOT Custodians are expected to receive 26.5% of the staking rewards, with the remainder expected to be distributed directly to Shareholders. The Staking Fee is accrued in DOT and converted to U.S. Dollars by reference to the Pricing Benchmark and is payable in DOT weekly in arrears. The Trust incurred Staking Fee for the three months ended June 30, 2026, and 2025 of $28,019 and $38,783, respectively.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in blocks consisting of 10,000 Shares (a “Creation Basket”) or multiples thereof at the NAV on the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a DOT Counterparty, to (i) purchase the amount of DOT equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting DOT amount in the Trust’s accounts with the DOT Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by the Authorized Participant’s designee of, DOT to the Trust’s accounts with a DOT Custodian in exchange for Shares.

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

Pursuant to a subscription agreement, on January 3, 2025, the Purchaser purchased from the Trust 600,000 Shares, which have been adjusted to reflect the effect of the Reverse Share Split, representing fractional undivided beneficial interests in the net assets of the Trust, for an aggregate purchase price equivalent to $52,631,796 in DOT.

For a period ending two (2) years after March 5, 2026 (the “Lock-up Period”), the Purchaser has agreed that it shall not, without the prior written consent of the Sponsor, sell, transfer, assign, pledge, hypothecate or otherwise dispose of any of the Shares it holds, nor will the Purchaser seek to have the Trust or the Sponsor redeem its Shares during the Lock-up Period. Following expiration of the Lock-up Period, the Purchaser may, to the extent permitted by applicable laws, be permitted to redeem Shares in accordance with the Trust Agreement.

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	130,000	–
Shares redeemed	(30,000)	–
Net change in Capital Shares	100,000	–

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for Shares issued	$1,864,209	$–
Distributions for Shares redeemed	(467,532)	–
Net change in Capital Transactions	$1,396,677	$–

DOT purchased payable represents the quantity of DOT purchased for the creation of Shares where the DOT has not yet settled. Generally, DOT is transferred within two Business Days of the trade date.

	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
DOT purchased payable	$–	$–

DOT sold receivable represents the quantity of DOT sold for the redemption of Shares or Staking Rewards where the DOT has not yet settled. Generally, DOT is transferred within two Business Days of the trade date.

	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
DOT sold receivable	$–	$–

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

On March 5, 2026, the Seed Creation Investor, purchased the Seed Creation Baskets at a price of $18.48 per Share. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $369,671. Delivery of the Seed Creation Baskets was made on March 5, 2026.

As of June 30, 2026 and March 31, 2026, the Sponsor owned zero Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights*

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025

Net asset value per Share, beginning of period	$15.30	$46.84 (1)
Net investment income (loss)(2)	0.09	0.56
Net realized and change in unrealized gain (loss) (3)	(5.38)	(7.44)
Net change in net assets from operations	(5.29)	(6.88)

Less Distributions From
Net Investment Income	(0.15)	–
Total Distributions	(0.15)	–

Net asset value per Share, end of period	$9.86	$39.96

Total return, at net asset value(4)(6)	(34.85)%	(14.69)%

Ratio to average net assets(5)
Net investment income	2.68%	4.71%
Gross expenses	1.41%	2.55%
Net expenses	1.41%	2.55%

(1)	On March 4, 2026, the Share Split occurred. Historical Shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.
(2)	Calculated using average Shares outstanding.
(3)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market values for the Trust.
(4)	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s return and ratios may vary from the above total returns and ratios based on the timing of capital contributions to and withdrawals from the Trust.
(5)	Annualized.
(6)	Not Annualized.

8.	Commitments and Contingent Liabilities

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

The Trust has evaluated all subsequent events and transactions for potential recognition or disclosure through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

The Trust’s investment objective is to seek to track the performance of DOT, as measured by the Pricing Benchmark, as adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s DOT, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. In seeking to achieve its investment objective, the Trust holds DOT and the Administrator values the Shares daily as of 4:00 p.m. ET based on the Pricing Benchmark. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust. Accordingly, the change in pricing benchmark provider is not expected to have a material impact on the Trust’s net asset value, the fair value measurement of the Trust’s DOT, or the Trust’s results of operations, and does not represent a change in accounting principle. The change will be applied prospectively from the date the successor benchmark becomes effective.

Pursuant to a subscription agreement, on January 3, 2025, Web 3.0 Technologies Foundation, a Swiss Stiftung (the “Purchaser”) purchased from the Trust 600,000 Shares for an aggregate purchase price equivalent to $52,631,796 in DOT.

On March 4, 2026, the Trust announced that the Sponsor approved a four (4)-for-one (1) reverse share split (the “Reverse Share Split”) of all of the Trust’s outstanding Shares. In connection with the Reverse Share Split, every four Shares that were held by the Trust’s beneficial owners (the “Record Holders”) at the close of business on March 4, 2026, automatically combined into one Share after market close on March 4, 2026. In addition, each Record Holder continued to hold the same percentage of the Trust’s outstanding Shares as held immediately prior to the Share Split, and the Reverse Share Split did not modify the rights or preferences of the Shares. The investment objective, strategy, and underlying holdings of the Trust remained unchanged.

On March 5, 2026, 21Shares US LLC (in such capacity, the “Seed Creation Investor”), purchased initial seed creation baskets comprising 20,000 Shares (the “Seed Creation Baskets”) at a price of $18.48 per Share. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $369,671.00. Delivery of the Seed Creation Baskets was made on March 5, 2026. The proceeds of the sale were used by the Trust to purchase DOT immediately prior to the listing of the Shares on the Exchange.

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or in-kind for DOT. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TDOT.” The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor Fee of 0.30% of the Trust’s NAV. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Trust incurred Sponsor Fee for the three months ended June 30, 2026 and 2025 of $7,561 and $140,303, respectively. The Sponsor Fee accrues daily and is payable in DOT weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of DOT payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

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

The Staking Services Providers exercise no discretion as to the amount of the Trust’s DOT to be staked or the timing of the Trust’s Staking Activities. While the Trust may stake a maximum of 100% of its DOT holdings, the amount of DOT that remains unstaked is determined based on the Trust’s utilization rate analysis, and accordingly may vary from time to time. Based on utilization rate analysis applied to historical data, the Trust generally intends to stake between 40% and 95% of the DOT it holds, although the amount of DOT that is staked may be lesser or greater from time to time. The precise percentage to be staked is based on the estimated liquidity needs of the Trust and other factors, as determined by the Sponsor.

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

Calculation of NAV and NAV per Share

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each Business Day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator calculates the price of the DOT held by the Trust as of 4:00 p.m. ET on such day. The Administrator also calculates the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

NAV and NAV per Share are not measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are not intended as substitutes for Principal Market NAV and Principal Market NAV per Share, respectively.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash and investment valuation. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

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

Results of Operations

For the Three Months Ended June 30, 2026

The Trust’s NAV decreased from $9,942,503 on March 31, 2026 to $7,394,575 on June 30, 2026, a decrease of 25.63%. The decrease resulted primarily from a 35.17% decline in the price of DOT, which fell from $1.2680 on March 31, 2026 to $0.8220 on June 30, 2026, partially offset by a net increase in outstanding Shares from 650,000 on March 31, 2026 to 750,000 on June 30, 2026, reflecting 130,000 Shares (13 Creation Baskets) being created and 30,000 Shares (3 Creation Baskets) being redeemed during the quarter. The Trust had 79.72% of its DOT holdings staked as of June 30, 2026, with an average of 81.81% staked on a daily basis during the quarter.

Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(3,837,095), resulting from a net change in unrealized depreciation on investment in DOT of $(1,420,423), a net realized loss of $(1,759,293) from DOT sold for redemptions, a net realized loss of $(253,417) from DOT sold to pay the Sponsor Fee, a net realized loss of $(485,553) from DOT sold for distributions, and a net realized loss of $(1,936) on in-kind liabilities paid, partially offset by net investment income of $67,545, and a net change in unrealized appreciation on Sponsor Fee payable of $15,982. Net investment income comprised Staking Rewards of $103,125, less the Sponsor Fee of $7,561 and the Staking Fee of $28,019. In addition to net assets resulting from operations, the Trust paid total staking income distributions of $107,510 ($0.090846 per Share on May 14, 2026 and $0.056134 per Share on June 29, 2026) to Shareholders during the quarter. Except for the Sponsor Fee and Staking Fee, the Trust had no other expenses during the three months June 30, 2026.

For the Three Months Ended June 30, 2025

The Trust’s NAV decreased from $28,110,800 on March 31, 2025 to $23,971,573 on June 30, 2025, a decrease of 14.72%. The decrease resulted primarily from a 15.72% decline in the price of DOT, which fell from $4.0667 on March 31, 2025 to $3.4275 on June 30, 2025.

Net decrease in net assets resulting from operations for the three months ended June 30, 2025 was $(4,139,227), resulting from a net change in unrealized depreciation on investment in DOT of $(4,288,961), a net realized loss of $(190,079) on DOT sold to pay the Sponsor Fee, and a net realized loss of $(23,501) on in-kind liabilities paid, partially offset by net investment income of $330,634 and a net change in unrealized appreciation on the Sponsor Fee payable of $32,680. Net investment income included Staking Rewards of $509,720, less the Sponsor Fee of $140,303 and the Staking Fee of $38,783.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expenses are the Sponsor Fee and the Staking Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Administrator, the DOT Custodians, the Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell DOT on an as-needed basis to pay the Sponsor Fee and the Staking Fee.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in “Part I. Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended March 31, 2026 as filed with the SEC on June 29, 2026, except as set forth below.

The Trust Agreement includes a provision restricting Shareholders’ right to bring a derivative action.

Under Section 7.4 of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e) of the Delaware Statutory Trust Act, the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who are eligible to bring such derivative action under the Delaware Trust Statute and who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. “Affiliate” means (i) any Person directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities of such Person, (ii) any Person 10% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such Person, (iii) any Person, directly or indirectly, controlling, controlled by or under common control of such Person, (iv) any employee, officer, director, member, manager or partner of such Person, or (v) if such Person is an employee, officer, director, member, manager or partner, any Person for which such Person acts in any such capacity; and “Person” means any natural person and any partnership, limited liability company, statutory trust, corporation, association, or other legal entity.

In addition to the 10% ownership threshold described above, the Trust Agreement imposes the following further procedural conditions on any Shareholder seeking to bring a derivative action on behalf of the Trust: (1) prior to bringing any such action, two or more non-affiliated Shareholders collectively holding at least 10% of the outstanding Shares must first make a pre-suit demand upon the Sponsor to bring the subject action, unless an effort to cause the Sponsor to bring such an action is not likely to succeed (a demand shall only be deemed not likely to succeed, and therefore excused, if the Sponsor has a personal financial interest in the transaction at issue, and the Sponsor shall not be deemed interested in a transaction or otherwise disqualified from ruling on the merits of a Shareholder demand by virtue of the fact that the Sponsor receives remuneration for his or her service as Sponsor of the Trust or as a trustee or director of one or more trusts that are under common management with or otherwise affiliated with the Trust); and (2) unless a demand is excused pursuant to clause (1) of this paragraph, the Sponsor must be afforded a reasonable amount of time to consider such Shareholder request and to investigate the basis of such claim and the Sponsor shall be entitled to retain counsel or other advisors in considering the merits of the request, and the Sponsor shall require an undertaking by the Shareholders making such request to reimburse the Trust for the expense of any such advisor in the event the Sponsor determines not to take action. Any decision by the Sponsor to bring, maintain, or compromise (or not to bring, maintain, or compromise) any such court action, proceeding or claim, or to submit the matter to a vote of Shareholders, shall be made by the Sponsor in good faith and shall be binding upon the Shareholders. In addition to claims that must be brought derivatively under applicable law, the Trust Agreement requires that any claim affecting all Shareholders of the Trust proportionately, based on their number of Shares of the Trust, must also be brought as a derivative claim subject to these conditions, regardless of whether such claim involves a violation of a Shareholder’s rights under the Trust Agreement or any other alleged violation of contractual or individual rights that might otherwise give rise to a direct claim (and regardless, in each case, of whether such claims sound in tort, fraud or otherwise, or are based on common law, statutory, equitable, legal or other grounds).

These provisions apply to any derivative actions brought in the name of the Trust other than derivative claims brought under the federal U.S. securities laws and the rules and regulations thereunder. The enforceability of Section 7.4’s derivative action threshold and procedural requirements under applicable federal or state law has not been definitively established. The 10% ownership threshold and procedural requirements represent contractual restrictions on derivative actions authorized by Section 3816(e) of the Delaware Statutory Trust Act, which expressly permits trust instruments to modify or restrict the rights of beneficial owners to bring derivative actions. However, the application of such a threshold in the context of a registered exchange-traded product has not been comprehensively addressed by the courts. Accordingly, it is possible that a court could decline to enforce the Trust’s 10% threshold and procedural requirements.

A Shareholder wishing to bring a derivative action on behalf of the Trust must satisfy both the 10% ownership threshold and the pre-suit demand process described above before commencing any such action, suit or other proceeding, further limiting the ability of a Shareholder to seek redress in the name of the Trust. Due to these additional requirements, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. Shareholders wishing to satisfy this ownership threshold would need to identify and coordinate with other Shareholders of the Trust. Because the Trust’s Shares are held in book-entry form through the DTC and beneficial ownership information is not publicly available, individual investors may face substantial difficulty in locating other Shareholders. There is no mechanism established by the Trust to facilitate such shareholder coordination, and the Trust is not required to assist Shareholders in identifying one another. Accordingly, even Shareholders who believe they have a legitimate derivative claim may, as a practical matter, be unable to satisfy the 10% threshold and bring an action. Even if successful, this may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court.

Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

Because the Trust’s Shares are held in book-entry form through DTC, the beneficial owners of Shares are generally not reflected on the Trust’s share register. Accordingly, any shareholder or group of Shareholders seeking to establish that they collectively hold at least 10% of the outstanding Shares must provide documentary evidence of their beneficial ownership as of the date of the derivative demand. Acceptable evidence may include broker statements, DTC participant confirmations, account statements from a registered broker-dealer or bank that is a DTC participant, or such other documentation as the Trust may reasonably require.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 3 Creation Baskets (comprising 30,000 Shares) during the quarter ended June 30, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
April 1, 2026 – April 30, 2026	30,000	$15.58	N/A
May 1, 2026 – May 31, 2026	–	$–	N/A
June 1, 2026 – June 30, 2026	–	$–	N/A

Market Information

The Shares are listed on the Exchange under the symbol “TDOT” and have been listed since March 6, 2026.

Holders

As of June 30, 2026, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended June 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

No.	Exhibit Description
3.1	Trust Agreement(2)
3.2	Second Amended and Restated Trust Agreement(2)
3.3	Third Amended and Restated Trust Agreement(3)
3.4	Certificate of Trust(2)
3.5	Certificate of Amendment to Certificate of Trust(2)
3.6	Certificate of Amendment to Certificate of Trust(2)
10.1	Staking Agreement dated as of May 4, 2026 between Figment Inc. and the Trust(4)
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

(1)	Filed herewith.
(2)	Incorporated by reference to the Trust’s Amendment No. 6 to Registration Statement on Form S-1, filed on January 20, 2026.
(3)	Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on June 29, 2026.
(4)	Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on May 8, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Polkadot ETF

By: 21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2026